Form 10-Q
period 1995-03-31
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1995-05-11
CIK 7973

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995

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
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


             250 East Carpenter Freeway, Irving, Texas 75062-2729
                  (Address of principal executive offices)
                                 (Zip Code)

                                 214-541-4000
            (Registrant's telephone number, including area code)

                                Not applicable
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..  No.....

As of March 31, 1995, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                   ASSOCIATES CORPORATION OF NORTH AMERICA
                     CONSOLIDATED STATEMENT OF EARNINGS
                                (In Millions)


                                                      Three Months Ended
                                                           March 31
                                                      1995          1994

REVENUE
  Finance charges                                   $1,121.2      $  892.1

  Insurance premiums                                    81.9          63.0

  Investment and other income                           60.1          59.4

                                                     1,263.2       1,014.5

EXPENSES
  Interest expense                                     462.5         333.4

  Operating expenses                                   333.5         290.5

  Provision for losses on finance receivables          171.3         126.7

  Insurance benefits paid or provided                   36.3          39.2

                                                     1,003.6         789.8

EARNINGS BEFORE PROVISION FOR INCOME TAXES             259.6         224.7

PROVISION FOR INCOME TAXES                              93.6          84.2

NET EARNINGS                                        $  166.0      $  140.5






               See notes to consolidated financial statements.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                         CONSOLIDATED BALANCE SHEET
                                (In Millions)

                                                  March 31     December 31
                                                    1995          1994

                                   ASSETS

CASH AND CASH EQUIVALENTS                         $   225.7     $   361.1
INVESTMENTS IN DEBT AND EQUITY SECURITIES
 - NOTE 3                                             788.5         609.5
FINANCE RECEIVABLES, net of unearned finance
 income - NOTE 4
  Consumer Finance                                 22,072.2      21,159.8
  Commercial Finance                               10,174.1       9,815.9
    Total net finance receivables                  32,246.3      30,975.7
ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES          (974.7)       (932.4)
OTHER ASSETS                                        1,294.7       1,218.9

    Total assets                                  $33,580.5     $32,232.8


                    LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                                $12,121.7     $11,640.5
  Bank Loans                                                        571.4
ACCOUNTS PAYABLE AND ACCRUALS                         880.8         726.0
INSURANCE POLICY AND CLAIMS RESERVES                  566.8         545.6
LONG-TERM DEBT, unsecured
  Senior Notes                                     15,908.4      14,821.4
  Subordinated and Capital Notes                      141.8         141.8
                                                   16,050.2      14,963.2

STOCKHOLDERS' EQUITY
  Class B Common Stock, $100 par value,
   2,000,000 shares authorized, 1,000,000
   shares issued and outstanding                      100.0         100.0
  Common Stock, no par value, 5,000 shares
   authorized, 260 shares issued and
   outstanding, at stated value                        47.0          47.0
  Paid-in Capital                                   1,330.6       1,330.6
  Retained Earnings                                 2,492.1       2,326.1
  Unrealized Loss on Available-for-Sale
   Securities - NOTE 3                                 (8.7)        (17.6)
    Total stockholders' equity                      3,961.0       3,786.1

    Total liabilities and stockholders' equity    $33,580.5     $32,232.8




               See notes to consolidated financial statements.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Millions)

                                                      Three Months Ended
                                                           March 31
                                                      1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                     $   166.0     $   140.5
  Adjustments to net earnings for noncash items:
    Provision for losses on finance receivables        171.3         126.7
    Increase in accounts payable and accruals          156.5         166.8
    Depreciation and amortization                       36.3          36.0
    Increase in insurance policy and claims
     reserves                                           21.2          32.9
    Deferred income taxes                               (2.5)        (18.4)
    Unrealized gain on trading securities               (3.0)         (3.6)
  Purchases of trading securities                       (4.0)         (9.1)
  Sales of trading securities                            5.3           7.9
  Other                                                               (3.0)

    Net cash provided from operating activities        547.1         476.7

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased       (7,685.2)     (6,075.5)
  Finance receivables liquidated                     6,377.2       5,159.0
  Acquisition of other finance business, net          (116.1)
  Purchases of available-for-sale securities          (198.2)        (90.1)
  Sales and maturities of available-for-sale
   securities                                           34.7         174.3
  Decrease in real estate loans held for sale           10.6          14.4
  Increase in other assets                            (102.3)        (62.8)

    Net cash used for investing activities          (1,679.3)       (880.7)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                         1,474.7         798.3
  (Decrease) increase in notes payable                 (90.2)        236.8
  Retirement of long-term debt                        (387.7)       (538.9)

    Net cash provided from financing activities        996.8         496.2

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (135.4)         92.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       361.1         261.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   225.7     $   353.8

CASH PAID FOR:
  Interest                                         $   425.7     $   317.5

  Income taxes                                     $     1.6     $    19.8



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

NOTE 2 - BASIS OF CONSOLIDATION

The accompanying consolidated financial statements consolidate Associates and its subsidiaries. In the opinion of the management of Associates, all adjustments necessary to present fairly the results of operations and financial position have been made and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at March 31, 1995 and December 31, 1994 was $744.9 million and $567.6 million, respectively. Amortized cost at March 31, 1995 and December 31, 1994 was $758.8 million and $594.7 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   EQUITY SECURITIES

Equity security investments, principally common stock held by the Company's insurance subsidiaries, are recorded at market value. The Company classifies its investments in equity securities as trading securities. The estimated market value at March 31, 1995 and December 31, 1994 was $43.6 million and $41.9 million, respectively. Historical cost at March 31, 1995 and December 31, 1994 was $39.1 million and $38.9 million, respectively. Realized and unrealized gains or losses on sales are included in revenue as incurred.

NOTE 4 - FINANCE RECEIVABLES

At March 31, 1995 and December 31, 1994, net finance receivables consisted of the following (in millions):
                                                   March 31     December 31
                                                     1995          1994

  Consumer Finance
    Residential real estate-secured receivables $12,042.1 $11,455.2 Direct installment and credit card
     receivables                                     6,653.3       6,485.4
    Manufactured housing and other installment
     receivables                                     3,376.8       3,219.2
                                                    22,072.2      21,159.8
  Commercial Finance
    Heavy-duty truck receivables                     4,602.1       4,524.1
    Other industrial equipment receivables           5,572.0       5,291.8
                                                    10,174.1       9,815.9
      Net finance receivables                      $32,246.3     $30,975.7

On January 1, 1995, Associates acquired $116 million of net real estate-secured receivables and certain other assets from Ford Motor Credit Company, an affiliate. The transaction was recorded at historical cost, which approximated market.

NOTE 5 - DEBT RESTRICTIONS

Associates is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS
A restriction contained in one series of debt securities maturing August 1, 1996, generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, at March 31, 1995, $536.6 million was available for dividends.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH
A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At March 31, 1995, Associates tangible net worth was approximately $3.6 billion.

NOTE 6 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of Associates for the three months ended March 31, 1995 and 1994 was 1.56 and 1.67, respectively. For purposes of such computation, the term "Earnings" represents Earnings Before Provision for Income Taxes, plus fixed charges. The term "Fixed Charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    For the three months ended March 31, 1995 compared with the three months ended March 31, 1994:

    REVENUE - Total revenue for the three months ended March 31, 1995 increased $248.7 million (25%), compared to the three months ended March 31, 1994. The components of the increase were as follows:

    Finance charges increased $229.1 million (26%), primarily caused by an increase in average net finance receivables outstanding, and to a lesser extent, an increase in average revenue rates. Average net finance receivables outstanding were $31.6 billion and $26.5 billion for the three months ended March 31, 1995 and 1994, respectively, a 19% increase. Total net finance receivables increased by approximately $5.3 billion (19%) from March 31, 1994 to March 31, 1995. Of the total growth, 33% was in the residential real estate-secured portfolio, 24% was in the direct installment and credit card portfolios, 13% was in the manufactured housing and other portfolios, 20% was in the industrial equipment portfolio and 10% was in the heavy-duty truck portfolio. The growth was primarily generated from internal sources, but included the acquisitions of net finance receivables of Amoco Oil Company ($396 million) in September 1994 and First Collateral Services, Inc. ($61 million) in December 1994. The annualized average revenue rates on aggregate net receivables were 14.2% and 13.5% for the three months ended March 31, 1995 and 1994, respectively.

    Insurance premiums increased $18.9 million (30%), as a result of increased sales of insurance products, primarily in the credit life, credit accident and health, and casualty insurance products.

    Investment and other income was substantially unchanged from the prior year period.

    EXPENSES - Total expenses for the three months ended March 31, 1995 increased $213.8 million (27%), compared with the three months ended March 31, 1994. The components of the increase were as follows:

    Interest expense increased $129.1 million (39%). This change was caused by an increase in average outstanding debt, attributable to higher net finance receivables outstanding and an increase in average interest rates on total debt. The annualized average interest rates on total debt, including amortization of discount and issuance expense, were 6.68% and 5.65% for the three months ended March 31, 1995 and 1994, respectively. As a result, the annualized net interest margin was 8.35% for the three months ended March 31, 1995 compared with 8.43% for the three months ended March 31, 1994.

    Operating expenses increased $43.0 million (15%), primarily as a result of increased salaries, employment benefits and other operating expenses generally related to increased volumes of business, including acquisitions.

    The provision for loan losses increased $44.6 million (35%), primarily due to increased losses resulting from an increase in net finance receivables. Annualized net credit losses, measured as a percent of average net finance receivables, were 1.65% at March 31, 1995, compared to 1.52% for the prior year. The allowance for losses increased $42.3 million (5%) to $974.7 million at March 31, 1995 from $932.4 million at December 31, 1994. The increase primarily relates to growth in net finance receivables. The allowance for losses, measured as a percent of net finance receivables, was 3.02% at March 31, 1995 as compared to 3.01% at December 31, 1994. The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the finance receivables.

    Insurance benefits paid or provided decreased $2.9 million (7%) during the three months ended March 31, 1995, primarily due to an overall decrease in claims activity.

    EARNINGS BEFORE PROVISION FOR INCOME TAXES - As a result of the aforementioned changes, earnings before provision for income taxes increased $34.9 million (16%) during the three months ended March 31, 1995.

    PROVISION FOR INCOME TAXES - The provision for income taxes represented 36.1% and 37.5% of earnings before provision for income taxes for the three months ended March 31, 1995 and 1994, respectively. The percentage decrease was primarily due to a decrease in the Company's state income tax provision as a result of changes in its tax sharing agreement with Ford.

    NET EARNINGS - As a result of the aforementioned changes, net earnings increased $25.5 million (18%) during the three months ended March 31, 1995.

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

  Issuance of Short- and Intermediate-Term Debt

    Commercial paper, with maturities ranging from 1 to 270 days, is the primary source of short-term debt. The average commercial paper interest rate incurred during the three months ended March 31, 1995 was 5.88%.

    Associates issues intermediate-term debt publicly and privately in the domestic and foreign markets. During the three months ended March 31, 1995, Associates raised $1.5 billion through public and private offerings at a weighted average effective interest rate and a weighted average term of 7.79% and 5.6 years, respectively. At March 31, 1995, Associates short-term debt, as defined, as a percent of total debt was 53%. Short-term debt, for purposes of this computation, includes the current portion of long-term debt but excludes short-term investments.

  Credit Facilities and Related Borrowings

    Associates policy is to maintain bank credit facilities in support of its net short-term borrowings consistent with market conditions. Bank credit facilities provide a means of refinancing maturing commercial paper obligations as needed. Bank lines and revolvers may be withdrawn only under certain standard conditions.

    At March 31, 1995, Associates had contractually committed lines of credit at 123 banks aggregating $4.0 billion, with various maturities through March 31, 1996, none of which was utilized at March 31, 1995. Also at March 31, 1995, Associates had agreements with 98 banks extending revolving credit facilities of $4.2 billion, with maturity dates ranging from April 1, 1995 through January 1, 2000, and $1.0 billion of receivables purchase facilities, $500.0 million of which is available through April 30, 1995 and $500.0 million of which is available through April 15, 1997; none of these facilities was utilized as of March 31, 1995. The aggregate credit facilities as of March 31, 1995 were $9.2 billion with 145 banks. Associates pays fees or maintains compensating balances or utilizes a combination of both to maintain the availability of its bank credit facilities. Fees are .05% to .25% of 1% per annum of the amount of the facilities. At March 31, 1995, short-term bank lines, revolving credit and receivables purchase facilities with banks represented 76% of net short-term borrowings outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective in 1995. The adoption of this standard is not expected to be significant to the Company's consolidated financial statements.

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None to report

In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

              (12) Computation of Ratio of Earnings to Fixed Charges.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K

              During the first quarter ended March 31, 1995, Associates filed Current Reports on Form 8-K dated January 16, 1995, February 10, 1995, March 13, 1995 and March 22, 1995, related to issuances of debt securities pursuant to Rule 415.







                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   May 12, 1995

                                   ASSOCIATES CORPORATION OF NORTH AMERICA
                                                 (registrant)




                                   By/s/   Roy A. Guthrie
                                     Senior Vice President and Comptroller

                                                       EXHIBIT 12



                   ASSOCIATES CORPORATION OF NORTH AMERICA

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        (Dollar Amounts in Millions)



                                                Three Months Ended
                                                     March 31
                                               1995            1994

Fixed Charges (a)

  Interest expense                            $462.5          $333.4

  Implicit interest in rent                      3.1             2.7

    Total fixed charges                       $465.6          $336.1

Earnings (b)

  Earnings before provision for income
   taxes                                      $259.6          $224.7

  Fixed charges                                465.6           336.1

    Earnings, as defined                      $725.2          $560.8


Ratio of Earnings to Fixed Charges              1.56            1.67


(a) For purposes of such computation, the term "Fixed Charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals. The prior year implicit interest amount has been restated to conform to current calculation methodology.

(b) For purposes of such computation, the term "Earnings" represents earnings before provision for income taxes, plus fixed charges.