Form 10-Q
period 1995-06-30
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1995-07-31
CIK 7973

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995

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

As of June 30, 1995, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                     CONSOLIDATED STATEMENT OF EARNINGS
                                (In Millions)


                                Six Months Ended         Three Months Ended
                                    June 30                   June 30
                                1995        1994         1995          1994

REVENUE
  Finance charges             $2,302.8    $1,810.0     $1,181.6     $  917.9

  Insurance premiums             165.0       133.4         83.1         70.4

  Investment and other
   income                        124.0       111.5         63.9         52.1

                               2,591.8     2,054.9      1,328.6      1,040.4

EXPENSES
  Interest expense               953.2       691.7        490.7        358.3

  Operating expenses             690.2       563.4        356.7        272.9

  Provision for losses on
   finance receivables           347.9       273.8        176.6        147.1

  Insurance benefits paid
   or provided                    66.0        71.1         29.7         31.9

                               2,057.3     1,600.0      1,053.7        810.2

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES                534.5       454.9        274.9        230.2

PROVISION FOR INCOME TAXES       195.8       172.4        102.2         88.2


NET EARNINGS                  $  338.7    $  282.5     $  172.7     $  142.0





               See notes to consolidated financial statements.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                         CONSOLIDATED BALANCE SHEET
                                (In Millions)

                                                     June 30    December 31
                                                       1995        1994

                                   ASSETS

CASH AND CASH EQUIVALENTS                           $   315.1    $   361.1
INVESTMENTS IN DEBT AND EQUITY SECURITIES
 - NOTE 3                                               886.2        609.5
FINANCE RECEIVABLES, net of unearned finance
 income - NOTE 4
  Consumer Finance                                   22,976.0     21,159.8
  Commercial Finance                                 10,785.4      9,815.9
    Total net finance receivables                    33,761.4     30,975.7
ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES          (1,028.3)      (932.4)
OTHER ASSETS                                          1,034.3      1,218.9

    Toal assets                                     $34,968.7    $32,232.8

                    LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                                  $12,577.4    $11,640.5
  Bank Loans                                                         571.4
ACCOUNTS PAYABLE AND ACCRUALS                           785.8        726.0
INSURANCE POLICY AND CLAIMS RESERVES                    575.2        545.6
LONG-TERM DEBT, unsecured
  Senior Notes                                       16,742.1     14,821.4
  Subordinated and Capital Notes                        141.8        141.8
                                                     16,883.9     14,963.2

STOCKHOLDERS' EQUITY
  Class B Common Stock, $100 par value,
   2,000,000 shares authorized, 1,000,000
   shares issued and outstanding                        100.0        100.0
  Common Stock, no par value, 5,000 shares
   authorized, 260 shares issued and
   outstanding, at stated value                          47.0         47.0
  Paid-in Capital                                     1,330.6      1,330.6
  Retained Earnings                                   2,664.8      2,326.1
  Unrealized Gain (Loss) on Available-for-Sale
   Securities - NOTE 3                                    4.0        (17.6)
    Total stockholders' equity                        4,146.4      3,786.1

    Total liabilities and stockholders' equity      $34,968.7    $32,232.8




               See notes to consolidated financial statements.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Millions)
                                                      Six Months Ended
                                                          June 30
                                                     1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $    338.7    $    282.5
  Adjustments to net earnings for noncash items:
    Provision for losses on finance receivables        347.9         273.8
    Depreciation and amortization                       72.5          74.5
    Increase (decrease) in accounts payable and
     accruals                                           59.4         (92.3)
    Increase in insurance policy and claims
     reserves                                           29.6          56.6
    Deferred income taxes                               (7.0)        (51.1)
    Unrealized gain on trading securities               (3.0)         (4.3)
  Purchases of trading securities                       (5.8)        (12.1)
  Sales of trading securities                           36.5          15.7
  Other                                                               (3.7)
    Net cash provided from operating activities        868.8         539.6

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased      (16,155.9)    (13,233.0)
  Finance receivables liquidated                    13,191.0      10,935.5
  Acquisition of other finance business, net          (116.1)
  Proceeds from sale of investment in mortgage
   servicing rights                                                   97.1
  Purchases of available-for-sale securities          (482.9)       (146.6)
  Sales and maturities of available-for-sale
   securities                                          212.0         199.3
  Decrease in real estate loans held for sale            1.5          44.2
  Decrease (increase) in other assets                  149.4        (124.1)
    Net cash used for investing activities          (3,201.0)     (2,227.6)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                         2,703.9       1,610.3
  Increase in notes payable                            365.5         952.0
  Retirement of long-term debt                        (783.2)       (858.1)
    Net cash provided from financing activities      2,286.2       1,704.2

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (46.0)         16.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       361.1         261.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    315.1    $    277.8

CASH PAID FOR:
  Interest                                        $    947.8    $    720.3

  Income taxes                                    $    218.8    $    237.4


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

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at June 30, 1995 and December 31, 1994 was $872.0 million and $567.6 million, respectively. Amortized cost at June 30, 1995 and December 31, 1994 was $865.9 million and $594.7 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   EQUITY SECURITIES

Equity security investments, principally common stock held by the Company's insurance subsidiaries, are recorded at market value. The Company classifies its investments in equity securities as trading securities. The estimated market value at June 30, 1995 and December 31, 1994 was $14.2 million and $41.9 million, respectively. Historical cost at June 30, 1995 and December 31, 1994 was $8.5 million and $38.9 million, respectively. Realized and unrealized gains or losses on sales are included in investment and other income as incurred.

NOTE 4 - FINANCE RECEIVABLES

At June 30, 1995 and December 31, 1994, net finance receivables consisted of the following (in millions):

                                                   June 30     December 31
                                                     1995         1994
  Consumer Finance
    Residential real estate-secured receivables   $12,510.1     $11,455.2
    Direct installment and credit card
     receivables                                    6,921.8       6,485.4
    Manufactured housing and other installment
     receivables                                    3,544.1       3,219.2
                                                   22,976.0      21,159.8
  Commercial Finance
    Heavy-duty truck receivables                    4,716.0       4,524.1
    Other industrial equipment receivables          6,069.4       5,291.8
                                                   10,785.4       9,815.9
      Net finance receivables                     $33,761.4     $30,975.7

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

NOTE 5 - DEBT RESTRICTIONS

Associates is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS
A restriction contained in one series of debt securities maturing August 1, 1996, generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, at June 30, 1995, $622.9 million was available for dividends.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH

A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At June 30, 1995, Associates tangible net worth was approximately $3.8 billion.

NOTE 6 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of Associates for the six months ended June 30, 1995 and 1994 was 1.56 and 1.65, respectively. For purposes of such computation, the term "earnings" represents Earnings Before Provision for Income Taxes, plus fixed charges. The term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    For the six months ended June 30, 1995 compared with the six months ended June 30, 1994:

    REVENUE - Total revenue for the six months ended June 30, 1995 increased $536.9 million (26%), compared to the six months ended June 30, 1994. The components of the increase were as follows:

    Finance charges increased $492.8 million (27%), primarily caused by an increase in average net finance receivables outstanding, and an increase in average revenue rates. Average net finance receivables outstanding were $32.3 billion and $27.1 billion for the six months ended June 30, 1995 and 1994, respectively, a 19% increase. The growth was primarily generated from internal sources, but included the acquisitions of net finance receivables of Amoco Oil Company ($396 million) in September 1994 and First Collateral Services, Inc. ($61 million) in December 1994. The annualized average revenue rates on aggregate net receivables were 14.28% and 13.37% for the six months ended June 30, 1995 and 1994, respectively.

    Insurance premiums increased $31.6 million (24%), as a result of increased sales of insurance products, primarily in the credit life, credit accident and health, and casualty insurance products.

    Investment and other income increased $12.5 million (11%). The increase was primarily due to increased investment income from the Company's investment portfolio related to its insurance business.

    EXPENSES - Total expenses for the six months ended June 30, 1995 increased $457.3 million (29%), compared with the six months ended June 30, 1994. The components of the increase were as follows:

    Interest expense increased $261.5 million (38%). This change was caused by an increase in average outstanding debt ($153.4 million) attributable to higher net finance receivables outstanding, and an increase in average interest rates ($108.1 million). The annualized average interest rates on total debt, including amortization of discount and issuance expense, were 6.71% and 5.73% for the six months ended June 30, 1995 and 1994, respectively. The annualized net interest margin was 8.37% for the six months ended June 30, 1995 compared with 8.26% for the six months ended June 30, 1994.

    Operating expenses increased $126.8 million (23%), primarily as a result of increased salaries, employment benefits and other operating expenses generally related to increased volumes of business, including acquisitions.

    The provision for loan losses increased $74.1 million (27%), primarily due to increased losses resulting from an increase in net finance receivables. Annualized net credit losses, measured as a percent of average net finance receivables, were 1.57% at June 30, 1995, compared to 1.53% for the prior year. The allowance for losses increased $95.9 million (10%) to $1.0 billion at June 30, 1995 from $932.4 million at December 31, 1994. The increase primarily relates to growth in net finance receivables. The allowance for losses, measured as a percent of net finance receivables, was 3.04% at June 30, 1995 as compared to 3.01% at December 31, 1994. The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the finance receivables.

    Insurance benefits paid or provided decreased $5.1 million (7%) during the six months ended June 30, 1995, primarily due to an overall decrease in claims activity.

    EARNINGS BEFORE PROVISION FOR INCOME TAXES - As a result of the aforementioned changes, earnings before provision for income taxes increased $79.6 million (17%) during the six months ended June 30, 1995.

    PROVISION FOR INCOME TAXES - The provision for income taxes represented 36.6% and 37.9% of earnings before provision for income taxes for the six months ended June 30, 1995 and 1994, respectively. The percentage decrease was primarily due to a decrease in the Company's state income tax provision as a result of changes in its tax sharing agreement with Ford.

    NET EARNINGS - As a result of the aforementioned changes, net earnings increased $56.2 million (20%) during the six months ended June 30, 1995.

    For the three months ended June 30, 1995 compared with the three months ended June 30, 1994:

    REVENUE - Total revenue for the three months ended June 30, 1995 increased $288.2 million (28%), compared to the three months ended June 30, 1994. The components of the increase were as follows:

    Finance charges increased $263.7 million (29%), primarily caused by an increase in average net finance receivables outstanding, and an increase in average revenue rates. Average net finance receivables outstanding were $32.9 billion and $27.6 billion for the three months ended June 30, 1995 and 1994, respectively, a 19% increase. The annualized average revenue rates on aggregate net receivables were 14.35% and 13.30% for the three months ended June 30, 1995 and 1994, respectively.

    Insurance premiums increased $12.7 million (18%), as a result of increased sales of insurance products, primarily in the credit life and credit accident and health insurance programs.

    Investment and other income increased $11.8 million (22%). The increase was primarily due to increased investment income from the Company's investment portfolio related to its insurance business.

    EXPENSES - Total expenses for the three months ended June 30, 1995 increased $243.5 million (30%), compared with the three months ended June 30, 1994. The components of the increase were as follows:

    Interest expense increased $132.4 million (37%). This change was caused by an increase in average outstanding debt ($79.3 million) attributable to higher net finance receivables outstanding, and an increase in average interest rates ($53.1 million). The annualized average interest rates on total debt, including amortization of discount and issuance expense, were 6.74% and 5.82% for the three months ended June 30, 1995 and 1994, respectively. The annualized net interest margin was 8.39% for the three months ended June 30, 1995 compared with 8.11% for the three months ended June 30, 1994.

    Operating expenses increased $83.8 million (31%), primarily as a result of increased salaries, employment benefits and other operating expenses generally related to increased volumes of business, including acquisitions.

    The provision for loan losses increased $29.5 million (20%), primarily due to the growth in net finance receivables.

    Insurance benefits paid or provided decreased $2.2 million (7%) during the three months ended June 30, 1995, primarily due to an overall decrease in claims activity.

    EARNINGS BEFORE PROVISION FOR INCOME TAXES - As a result of the aforementioned changes, earnings before provision for income taxes increased $44.7 million (19%) during the three months ended June 30, 1995.

    PROVISION FOR INCOME TAXES - The provision for income taxes represented 37.2% and 38.3% of earnings before provision for income taxes for the three months ended June 30, 1995 and 1994, respectively.

    NET EARNINGS - As a result of the aforementioned changes, net earnings increased $30.7 million (22%) during the three months ended June 30, 1995.

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

  Issuance of Short- and Intermediate-Term Debt

    Commercial paper, with maturities ranging from 1 to 270 days, is the primary source of short-term debt. The average commercial paper interest rate incurred during the six months ended June 30, 1995 was 5.93%.

    Associates issues intermediate-term debt publicly and privately in the domestic and foreign markets. During the six months ended June 30, 1995, Associates raised $2.7 billion through public and private offerings at a weighted average effective interest rate and a weighted average term of 7.39% and 6.0 years, respectively. At June 30, 1995, Associates short-term debt (which includes the current portion of long-term debt but excludes short-term investments) as a percent of total debt was 51%.

  Credit Facilities and Related Borrowings

    Associates policy is to maintain bank credit facilities in support of its net short-term borrowings consistent with market conditions. Bank credit facilities provide a means of refinancing maturing commercial paper obligations as needed. Bank lines and revolvers may be withdrawn only under certain standard conditions.

    At June 30, 1995, Associates had contractually committed lines of credit at 120 banks aggregating $4.0 billion, with various maturities through June 30, 1996, none of which was utilized at June 30, 1995. Also at June 30, 1995, Associates had agreements with 105 banks extending revolving credit facilities of $4.7 billion, with maturity dates ranging from October 1, 1995 through July 1, 2000, and $1.3 billion of receivables purchase facilities, $275 million of which is available through April 24, 1996, $500 million of which is available through April 15, 1997 and $500 million of which is available through April 30, 1998; none of these facilities was utilized as of June 30, 1995. The aggregate credit facilities as of June 30, 1995 were $10.0 billion with 147 banks. Associates pays fees or maintains compensating balances or utilizes a combination of both to maintain the availability of its bank credit facilities. Fees are .07% to .25% of 1% per annum of the amount of the facilities. At June 30, 1995, short-term bank lines, revolving credit and receivables purchase facilities with banks represented 79% of net short-term borrowings outstanding.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

              (12) Computation of Ratio of Earnings to Fixed Charges.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K

              During the second quarter ended June 30, 1995, Associates filed Current Reports on Form 8-K dated April 10, 1995, May 10, 1995 and June 7, 1995, related to issuances of debt securities pursuant to Rule 415.







                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 July 28, 1995

                                 ASSOCIATES CORPORATION OF NORTH AMERICA
                                               (registrant)



                                 By/s/   Roy A. Guthrie
                                   Executive Vice President and Comptroller

                                                     EXHIBIT 12



                   ASSOCIATES CORPORATION OF NORTH AMERICA

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        (Dollar Amounts in Millions)



                                                 Six Months Ended
                                                     June 30
                                               1995            1994

Fixed Charges (a)

  Interest expense                           $  953.2        $  691.7

  Implicit interest in rent                       6.6             5.7

    Total fixed charges                      $  959.8        $  697.4

Earnings (b)

  Earnings before provision for income
   taxes                                     $  534.5        $  454.9

  Fixed charges                                 959.8           697.4

    Earnings, as defined                     $1,494.3        $1,152.3


Ratio of Earnings to Fixed Charges               1.56            1.65



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