Form 10-Q
period 1996-03-31
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1996-05-14
CIK 7973

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996

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

As of March 31, 1996, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                   ASSOCIATES CORPORATION OF NORTH AMERICA
                     CONSOLIDATED STATEMENT OF EARNINGS
                                (In Millions)


                                                      Three Months Ended
                                                           March 31
                                                      1996          1995

REVENUE
  Finance charges                                   $1,308.3      $1,121.2

  Insurance premiums                                    81.6          81.9

  Investment and other income                           64.3          60.1

                                                     1,454.2       1,263.2

EXPENSES
  Interest expense                                     514.7         462.5

  Operating expenses                                   366.7         333.5

  Provision for losses on finance receivables          231.0         171.3

  Insurance benefits paid or provided                   33.0          36.3

                                                     1,145.4       1,003.6

EARNINGS BEFORE PROVISION FOR INCOME TAXES             308.8         259.6

PROVISION FOR INCOME TAXES                             115.0          93.6

NET EARNINGS                                        $  193.8      $  166.0






               See notes to consolidated financial statements.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                         CONSOLIDATED BALANCE SHEET
                                (In Millions)

                                                  March 31     December 31
                                                    1996          1995

                                   ASSETS

CASH AND CASH EQUIVALENTS                         $   200.4     $   309.2
INVESTMENTS IN DEBT AND EQUITY SECURITIES
 - NOTE 3                                             934.8         884.7
FINANCE RECEIVABLES, net of unearned finance
 income - NOTE 4
  Consumer Finance                                 25,578.0      24,609.2
  Commercial Finance                               11,998.8      11,759.1
    Total net finance receivables                  37,576.8      36,368.3
ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES
 - NOTE 5                                          (1,205.9)     (1,109.2)
INSURANCE POLICY AND CLAIMS RESERVES                 (613.7)       (602.8)
OTHER ASSETS                                        1,273.5       1,173.5

    Total assets                                  $38,165.9     $37,023.7


                    LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                                $14,467.1     $12,732.7
  Bank Loans                                                        702.0
ACCOUNTS PAYABLE AND ACCRUALS                         975.7         833.5
LONG-TERM DEBT, unsecured
  Senior Notes                                     17,957.2      18,169.7
  Subordinated and Capital Notes                      141.8         141.8
                                                   18,099.0      18,311.5

STOCKHOLDERS' EQUITY
  Class B Common Stock, $100 par value,
   2,000,000 shares authorized, 1,000,000
   shares issued and outstanding                      100.0         100.0
  Common Stock, no par value, 5,000 shares
   authorized, 260 shares issued and
   outstanding, at stated value                        47.0          47.0
  Paid-in Capital                                   1,530.6       1,530.6
  Retained Earnings                                 2,948.0       2,754.2
  Unrealized (Loss) Gain on Available-for-Sale
   Securities - NOTE 3                                 (1.5)         12.2
    Total stockholders' equity                      4,624.1       4,444.0

    Total liabilities and stockholders' equity    $38,165.9     $37,023.7




               See notes to consolidated financial statements.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Millions)

                                                      Three Months Ended
                                                           March 31
                                                      1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                     $   193.8     $   166.0
  Adjustments to net earnings for noncash items:
    Provision for losses on finance receivables        231.0         171.3
    Increase in accounts payable and accruals          168.3         156.5
    Depreciation and amortization                       43.8          36.3
    Increase in insurance policy and claims
     reserves                                           10.9          21.2
    Deferred income taxes                              (18.6)         (2.5)
    Unrealized gain on trading securities                             (3.0)
  Purchases of trading securities                                     (4.0)
  Sales and maturities of trading securities                           5.3

    Net cash provided from operating activities        629.2         547.1

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased       (8,930.6)     (7,685.2)
  Finance receivables liquidated                     7,563.9       6,377.2
  Acquisition of other finance business, net                        (116.1)
  Purchases of available-for-sale securities          (265.9)       (198.2)
  Sales and maturities of available-for-sale
   securities                                          194.6          34.7
  Decrease in real estate loans held for sale            3.1          10.6
  Increase in other assets                            (123.0)       (102.3)

    Net cash used for investing activities          (1,557.9)     (1,679.3)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                           911.3       1,474.7
  Retirement of long-term debt                      (1,123.8)       (387.7)
  Increase (decrease) in notes payable               1,032.4         (90.2)

    Net cash provided from financing activities        819.9         996.8

DECREASE IN CASH AND CASH EQUIVALENTS                 (108.8)       (135.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       309.2         361.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   200.4     $   225.7

CASH PAID FOR:
  Interest                                         $   445.2     $   425.7

  Income taxes                                     $     1.9     $     1.6


               See notes to consolidated financial statements.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and a principal operating unit of Associates First Capital Corporation ("AFCC"), which in turn is a majority-owned indirect subsidiary of Ford Motor Company ("Ford"). All the outstanding Common Stock of Associates is owned by AFCC. All shares of Class B Common Stock are owned by Associates World Capital Corporation, a wholly-owned subsidiary of AFCC. Class B Common Stock is redeemable only at the option of the issuer.

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

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at March 31, 1996 and December 31, 1995 was $922.2 million and $872.1 million, respectively. Amortized cost at March 31, 1996 and December 31, 1995 was $924.6 million and $853.4 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   EQUITY SECURITIES

Equity security investments are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at March 31, 1996 and December 31, 1995 was $12.6
million.   Historical cost at March 31, 1996 and December 31, 1995 was $8.5 million.

NOTE 4 - FINANCE RECEIVABLES

At March 31, 1996 and December 31, 1995, net finance receivables consisted of the following (in millions):
                                                   March 31     December 31
                                                     1996          1995

  Consumer Finance
    Home equity lending                            $13,436.4     $13,190.4
    Personal lending and retail sales finance        4,996.1       4,752.7
    Credit card                                      4,996.9       4,616.8
    Manufactured housing                             2,148.6       2,049.3
                                                    25,578.0      24,609.2

  Commercial Finance
    Truck and truck trailer                          7,566.9       7,415.7
    Equipment                                        4,044.7       3,959.4
    Other                                              387.2         384.0
                                                    11,998.8      11,759.1
      Net finance receivables                      $37,576.8     $36,368.3

NOTE 5 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                       Three Months Ended     Year Ended
                                            March 31          December 31
                                       1996          1995         1995

  Balance at beginning of period     $1,109.2      $ 932.4     $  932.4
    Provision for losses                231.0        171.3        729.7
    Recoveries on receivables
     charged off                         31.5         31.5        112.3
    Losses sustained                   (192.6)      (161.5)      (670.0)
    Reserves of acquired businesses
     and other                           26.8          1.0          4.8
  Balance at end of period           $1,205.9      $ 974.7     $1,109.2

NOTE 6 - DEBT RESTRICTIONS

Associates is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS

A restriction contained in certain issues of debt securities, the latest of which matures on March 15, 1999, generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, at March 31, 1996, $96.9 million was available for dividends.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH

A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At March 31, 1996, Associates tangible net worth was $4.3 billion.

NOTE 7 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of Associates for the three months ended March 31, 1996 and 1995 was 1.60 and 1.56, respectively. For purposes of such computation, the term "earnings" represents Earnings Before Provision for Income Taxes, plus fixed charges. The term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Net earnings for the three-month period ended March 31, 1996 were $193.8 million, a 16.8% increase over the same period in the previous year. The increase in earnings was principally due to growth in net finance receivables, an improvement in the ratio of net interest margin to average net receivables and an increase in operating expense efficiency, all of which more than offset an increase in the provision for losses on finance receivables.

    Finance charge revenue, on a dollar basis, increased for the three months ended March 31, 1996, compared to the same period in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 14.16% for the first quarter of 1996 compared to 14.19% for the same period in 1995. The consumer and commercial portfolio finance charge ratios for the first quarter of 1996 were 17.08% and 10.14%, respectively, compared to 16.94% and 9.96%, respectively, for the same period in 1995. The increases in consumer and commercial portfolio finance charge ratios were principally due to changes in competitive market conditions. The decrease in the composite portfolio finance charge ratio was principally due to changes in the mix of finance receivables during the period.

    Interest expense increased for the first quarter of 1996 compared to 1995, primarily due to an increase in average debt outstanding related to the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. The increase due to growth was partially offset by a decline in the Company's average short- and long-term borrowing rates, principally due to changes in market conditions. As a result, the Company's total average borrowing rate for the first quarter of 1996 was 6.40% compared to 6.68% for the same quarter in the prior year.

    As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin increased to $793.6 million for the first quarter of 1996 compared to $658.7 million for the prior-year period. The Company's net interest margin expressed as a ratio to average net finance receivables also improved to 8.59% compared to 8.34% for the same period in the prior year. The principal cause of the increase was the decline in the Company's average borrowing rate.

    First quarter operating expenses were greater in 1996 than in 1995 reflecting growth in the size of the Company. However, operating expense efficiency, measured as the ratio of total operating expenses divided by total revenue net of interest expense and insurance benefits paid or provided, improved to 40.5% for the first three months of 1996 compared to 43.6% for the same period in the prior year. The improvement principally reflects the benefit from certain initiatives designed to improve operating efficiency.

    The Company's provision for losses increased from $171.3 million during the first quarter of 1995 to $231.0 million for the same period in 1996, principally due to increased losses. Total net losses as a percentage of average net receivables were 1.74% for the first quarter of 1996 compared to 1.64% for the same period in 1995. The increase in net losses was principally due to less favorable trends in economic conditions.

Financial Condition

    Net finance receivables grew $1.2 billion (13.3% annualized) during the first quarter of 1996 compared to $1.3 billion (16.4% annualized) for the same period in 1995. The Company had growth in substantially all of its product lines. However, of the total growth in the first quarter of 1996, approximately 47% was from major acquisitions, principally of credit card portfolios.

    Total 60+days contractual delinquency was 1.79% of gross finance receivables at March 31, 1996, which was higher than the 1.40% reported at March 31, 1995, and 1.72% at December 31, 1995. The increase in contractual delinquency was principally due to less favorable trends in economic conditions. Contractual delinquency was higher at March 31, 1996 than at March 31, 1995 and year-end 1995, (but moderated during the quarter after January); the aforementioned increases in delinquency, net losses and the uncertainty in economic conditions, led the Company to increase its allowance for losses to 3.21% of net finance receivables at March 31, 1996 compared to 3.05% at December 31, 1995. The allowance for losses divided by annualized net credit losses was 1.87 times losses at March 31, 1996 and 1995. Management believes the allowance for losses at March 31, 1996 is sufficient to provide adequate coverage against losses in its portfolios.

    During the first quarter of 1996, stockholders' equity increased as a result of the aforementioned increase in net earnings of the Company. The Company classifies its investments in marketable debt securities, held by its insurance subsidiaries, as available- for-sale securities and accordingly adjusts its recorded value to market with a corresponding adjustment to equity. As a result of changes in market conditions at March 31, 1996, the Company recorded an unrealized loss, net of income taxes, in the amount of $13.7 million which is included as a component of stockholders' equity.

LIQUIDITY

    The principal sources of cash for the Company are proceeds from issuance of short- and long-term debt and cash provided from the Company's operations. Management believes that the Company has sufficient liquidity, from a combination of cash provided from operations and external borrowing, to support its operations.

    At March 31, 1996, the Company had short- and long-term debt outstanding of $14.5 billion and $18.1 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by the Company in the United States. During the three months ended March 31, 1996 and 1995, the Company raised debt aggregating $911.3 million and $1.5 billion, respectively, through public and private offerings.

    Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At March 31, 1996, short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $11.1 billion, none of which was in use at that date. These facilities represent 77% of net short-term indebtedness outstanding at March 31, 1996.

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None to report

In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

ITEM 5.   OTHER INFORMATION.

          On May 10, 1996, AFCC, the parent corporation of the Company, sold a portion of its common stock, representing approximately a 19.3% economic interest, to the public.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

              (12) Computation of Ratio of Earnings to Fixed Charges.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K

              During the first quarter ended March 31, 1996, Associates filed Current Reports on Form 8-K dated January 19, 1996 and March 15, 1996, related to issuances of debt securities pursuant to Rule 415, and on February 13, 1996 relating to a proposed initial public offering of equity by AFCC.







                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                May 14, 1996

                                ASSOCIATES CORPORATION OF NORTH AMERICA
                                              (registrant)




                                By/s/   Roy A. Guthrie
                                  Executive Vice President, Comptroller,
                                   Principal Accounting Officer and
                                   Principal Financial Officer

                                                 EXHIBIT 12



                   ASSOCIATES CORPORATION OF NORTH AMERICA

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        (Dollar Amounts in Millions)



                                                Three Months Ended
                                                     March 31
                                               1996            1995

Fixed Charges (a)

  Interest expense                            $514.7          $462.5

  Implicit interest in rent                      3.7             3.1

    Total fixed charges                       $518.4          $465.6

Earnings (b)

  Earnings before provision for income
   taxes                                      $308.8          $259.6

  Fixed charges                                518.4           465.6

    Earnings, as defined                      $827.2          $725.2


Ratio of Earnings to Fixed Charges              1.60            1.56


(a) For purposes of such computation, the term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

(b) For purposes of such computation, the term "earnings" represents earnings before provision for income taxes, plus fixed charges.