Form 10-Q
period 1996-06-30
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1996-08-12
CIK 7973

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

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

As of June 30, 1996, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and
(b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                     CONSOLIDATED STATEMENT OF EARNINGS
                                (In Millions)


                                Six Months Ended         Three Months Ended
                                    June 30                   June 30
                                1996        1995         1996          1995

REVENUE
  Finance charges             $2,662.5    $2,302.8     $1,354.2     $1,181.6

  Insurance premiums             169.8       165.0         88.2         83.1

  Investment and other
   income                        134.2       124.0         69.9         63.9

                               2,966.5     2,591.8      1,512.3      1,328.6

EXPENSES
  Interest expense             1,046.0       953.2        531.3        490.7

  Operating expenses             742.4       690.2        375.7        356.7

  Provision for losses on
   finance receivables           477.0       347.9        246.0        176.6

  Insurance benefits paid
   or provided                    68.0        66.0         35.0         29.7

                               2,333.4     2,057.3      1,188.0      1,053.7

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES                633.1       534.5        324.3        274.9

PROVISION FOR INCOME TAXES       233.8       195.8        118.8        102.2


NET EARNINGS                  $  399.3    $  338.7     $  205.5     $  172.7





               See notes to consolidated financial statements.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                         CONSOLIDATED BALANCE SHEET
                                (In Millions)


                                                     June 30    December 31
                                                       1996        1995

                                   ASSETS

CASH AND CASH EQUIVALENTS                           $   273.6    $   309.2
INVESTMENTS IN DEBT AND EQUITY SECURITIES
 - NOTE 3                                               958.0        884.7
FINANCE RECEIVABLES, net of unearned finance
 income - NOTE 4
  Consumer Finance                                   26,997.4     24,609.2
  Commercial Finance                                 12,454.3     11,759.1
    Total net finance receivables                    39,451.7     36,368.3
ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES
 - NOTE 5                                            (1,299.9)    (1,109.2)
INSURANCE POLICY AND CLAIMS RESERVES                   (634.9)      (602.8)
OTHER ASSETS - NOTE 6                                 1,437.6      1,173.5

    Total assets                                    $40,186.1    $37,023.7

                    LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                                  $15,898.3    $12,732.7
  Bank Loans                                                         702.0
ACCOUNTS PAYABLE AND ACCRUALS                           730.9        833.5
LONG-TERM DEBT, unsecured
  Senior Notes                                       18,606.8     18,169.7
  Subordinated and Capital Notes                        125.5        141.8
                                                     18,732.3     18,311.5

STOCKHOLDERS' EQUITY
  Class B Common Stock, $100 par value,
   2,000,000 shares authorized, 1,000,000
   shares issued and outstanding                        100.0        100.0
  Common Stock, no par value, 5,000 shares
   authorized, 260 shares issued and
   outstanding, at stated value                          47.0         47.0
  Paid-in Capital                                     1,530.6      1,530.6
  Retained Earnings                                   3,153.5      2,754.2
  Unrealized (Loss) Gain on Available-for-Sale
   Securities - NOTE 3                                   (6.5)        12.2
    Total stockholders' equity                        4,824.6      4,444.0

    Total liabilities and stockholders' equity      $40,186.1    $37,023.7




               See notes to consolidated financial statements.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Millions)

                                                      Six Months Ended
                                                          June 30
                                                     1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $    399.3    $    338.7
  Adjustments to net earnings for noncash items:
    Provision for losses on finance receivables        477.0         347.9
    Depreciation and amortization                       93.3          72.5
    Increase in insurance policy and claims
     reserves                                           32.1          29.6
    Deferred income taxes                              (39.3)         (7.0)
    (Decrease) increase in accounts payable and
     accruals                                          (53.0)         59.4
    Unrealized gain on trading securities               (0.1)         (3.0)
  Purchases of trading securities                                     (5.8)
  Sales and maturities of trading securities             0.7          36.5

    Net cash provided from operating activities        910.0         868.8

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased      (19,271.3)    (16,155.9)
  Finance receivables liquidated                    15,848.5      13,191.0
  Acquisition of other finance business, net                        (116.1)
  Purchases of available-for-sale securities          (175.4)       (482.9)
  Sales and maturities of available-for-sale
   securities                                           72.5         212.0
  Decrease in real estate loans held for sale            7.4           1.5
  (Increase) decrease in other assets                 (311.7)        149.4

    Net cash used for investing activities          (3,830.0)     (3,201.0)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                         1,813.2       2,703.9
  Retirement of long-term debt                      (1,392.4)       (783.2)
  Increase in notes payable                          2,463.6         365.5

    Net cash provided from financing activities      2,884.4       2,286.2

DECREASE IN CASH AND CASH EQUIVALENTS                  (35.6)        (46.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       309.2         361.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    273.6    $    315.1

CASH PAID FOR:
  Interest                                        $  1,080.8    $    947.8

  Income taxes                                    $    267.4    $    218.8


               See notes to consolidated financial statements.

                   ASSOCIATES CORPORATION OF NORTH AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and principal operating unit of Associates First Capital Corporation ("First Capital"), a majority-owned subsidiary of Ford Motor Company ("Ford"). All the outstanding Common Stock of Associates is owned by First Capital. All shares of Class B Common Stock are owned by Associates World Capital Corporation, a wholly-owned subsidiary of First Capital. Class B Common Stock is redeemable only at the option of the issuer.

NOTE 2 - BASIS OF CONSOLIDATION

The accompanying consolidated financial statements consolidate Associates and its subsidiaries. In the opinion of the management of Associates, all adjustments necessary to present fairly the results of operations and financial position have been made and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain prior period financial statement amounts have been reclassified to conform to the current period.

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at June 30, 1996 and December 31, 1995 was $946.0 million and $872.1 million, respectively. Amortized cost at June 30, 1996 and December 31, 1995 was $956.1 million and $853.4 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   EQUITY SECURITIES

Equity security investments are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at June 30, 1996 and December 31, 1995 was $12.0 million and $12.6 million, respectively. Historical cost at June 30, 1996 and December 31, 1995 was $7.8 million and $8.5 million, respectively.

NOTE 4 - NET FINANCE RECEIVABLES

At June 30, 1996 and December 31, 1995, net finance receivables consisted of the following (in millions):
                                                   June 30     December 31
                                                     1996         1995
  Consumer Finance
    Home equity lending                           $13,951.6     $13,190.4
    Personal lending and retail sales finance       5,233.8       4,752.7
    Credit card                                     5,536.3       4,616.8
    Manufactured housing                            2,275.7       2,049.3
                                                   26,997.4      24,609.2
  Commercial Finance
    Truck and truck trailer                         7,835.1       7,415.7
    Equipment                                       4,064.3       3,959.4
    Other                                             554.9         384.0
                                                   12,454.3      11,759.1
      Net finance receivables                     $39,451.7     $36,368.3

On Janury 1, 1995, Associates acquired $116 million of net home equity receivables and certain other assets from Ford Motor Credit Company, an affiliate. The transaction was recorded at historical cost, which approximated market.

NOTE 5 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                     Six Months Ended        Year Ended
                                   June 30      June 30      December 31
                                    1996         1995           1995

  Balance at beginning of
   period                         $1,109.2     $  932.4       $  932.4
    Provision for losses             477.0        347.9          729.7
    Recoveries on receivables
     charged off                      64.3         60.8          112.3
    Losses sustained                (412.3)      (314.2)        (670.0)
    Reserves of acquired
     businesses and other             61.7          1.4            4.8
  Balance at end of period        $1,299.9     $1,028.3       $1,109.2

NOTE 6 - OTHER ASSETS

The components of Other Assets at June 30, 1996 and December 31, 1995 were as follows (in millions):
                                          June 30      December 31
                                           1996           1995

  Balances with related parties           $  463.3      $  256.3
  Goodwill                                   337.4         345.7
  Other                                      636.9         571.5
    Total other assets                    $1,437.6      $1,173.5

NOTE 7 - DEBT RESTRICTIONS

Associates is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS

A restriction contained in certain issues of debt securities, the latest of which matures on March 15, 1999, generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $199.6 million was available for dividends at June 30, 1996.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH

A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At June 30, 1996, Associates tangible net worth was approximately $4.5 billion.

NOTE 8 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of Associates for the six months ended June 30, 1996 and 1995 was 1.60 and 1.56, respectively. For purposes of such computation, the term "earnings" represents Earnings Before Provision for Income Taxes, plus fixed charges. The term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six- and Three-Month Periods Ended June 30, 1996 Compared to the Six- and Three-Month Periods Ended June 30, 1995.

    Net earnings for the six-month period ended June 30, 1996 were $399.3 million, a 17.9% increase over the same period in the previous year. Net earnings for the three months ended June 30, 1996 were $205.5 million, an increase of 19.0% over the same period in the previous year. The increase in earnings in both comparative periods was principally due to growth in net finance receivables, an improvement in the ratio of net interest margin to average net receivables and an increase in operating expense efficiency, all of which more than offset increases in the provision for losses.

    Finance charge revenue, on a dollar basis, increased for the six and three months ended June 30, 1996, compared to the same period in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 14.05% and 14.07% for the six months and three months ended June 30, 1996, respectively. This compares to 14.23% and 14.32% for the comparable periods in 1995, respectively. The decreases in the composite portfolio finance charge ratios for both comparative periods were principally due to changes in the mix of finance receivables during the period.

    Interest expense increased for the six- and three-month periods ended June 30, 1996 compared to the same periods in 1995, primarily due to an increase in average debt outstanding for each of the comparative periods, principally resulting from the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. The increase, due to growth in both comparative periods, was partially offset by declines in the Company's average short- and long-term borrowing rates, principally due to changes in market conditions. The Company's total average borrowing rate for the six- and three-month periods ended June 30, 1996 were 6.30% and 6.33%, respectively, compared to 6.73% and 6.81% for the same periods in the prior year.

    As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin increased to $1.6 billion and $822.9 million for the six- and three-month periods ended June 30, 1996, respectively, compared to $1.3 billion and $690.9 million for the comparable periods in the prior year. The Company's net interest margin expressed as a ratio to average net finance receivables also improved to 8.53% and 8.55% for the six- and three-month periods ended June 30, 1996, respectively, compared to 8.34% and 8.37% for the same periods in the prior year. The principal cause of the increase in each of the comparable periods was the Company's ability to maintain its lending rates on new loans in a period during which its average borrowing rates decreased.

    Six- and three-month operating expenses as of June 30, 1996 were greater than in the corresponding periods in 1995, reflecting growth in the size of the Company. However, operating expense efficiency, measured as the ratio of total operating expenses to total revenue net of interest expense and insurance benefits paid or provided, improved to 40.1% and 39.7% for the six- and three-month periods ended June 30, 1996, respectively, compared to 43.9% and 44.1% for the same periods in the prior year. The improvement in both comparable periods principally reflects the benefit from certain initiatives designed to improve operating efficiency.

    The Company's provision for losses increased from $347.9 million for the first six months of 1995 to $477.0 million for the same period in 1996. The provision for losses for the three-month period ended June 30, 1996 increased from $176.6 million in the prior period to $246.0 million for the current period. In both cases, the provision increased principally as a result of increased losses. Total net losses as a percentage of average net finance receivables (the "Loss Ratio") were 1.84% and 1.94% for the six- and three-month periods of 1996, respectively, compared to 1.57% and 1.50% for the same periods in 1995. The Loss Ratio increased in substantially all of the Company's portfolios, the most significant of which were in the Company's credit card and personal loan portfolios, primarily driven by increased losses resulting from customer bankruptcies.

   The provision for income taxes increased for both the six- and three-month periods ended June 30, 1996 as a result of the aforementioned favorable changes over 1995.

Financial Condition

    Net finance receivables grew $3.1 billion and $1.9 billion during the six- and three-month periods ended June 30, 1996, respectively, compared to $2.8 billion and $1.5 billion for the same period in 1995. The Company had growth in substantially all of its portfolios in both periods. However, of the total growth, 49.9% in the six-month period and 30.1% in the three-month period, resulted from major acquisitions, principally of credit card and other commercial portfolios and businesses.

    Total 60+days contractual delinquency was 1.83% at June 30, 1996, which was higher than the 1.79% reported at March 31, 1996 and 1.72% at December 31, 1995. Consumer delinquency was 2.29% at June 30, 1996, which was higher than the 2.28% and 2.24% reported at March 31, 1996 and December 31, 1995, respectively. Commercial delinquency was 0.84% at June 30, 1996 compared to 0.74% and 0.64% at March 31, 1996 and December 31, 1995, respectively, also reflecting an increase. Although the Company experienced increased delinquency in substantially all of its portfolios, the highest increase was in the credit card portfolio. The Company attributes the increased delinquency to generally less favorable trends in economic conditions, including among other factors, the increased leverage of consumer borrowers.

    The aforementioned increase in delinquency, net losses and the generally less favorable economic conditions, led the Company to increase its allowance for losses to 3.29% of net finance receivables at June 30, 1996, compared to 3.21% at March 31, 1996 and 3.05% at December 31, 1995. The allowance for losses to annualized net credit losses was 1.87 times net losses at June 30, 1996, compared to 1.87 and 1.99 times losses at March 31, 1996 and December 31, 1995, respectively. Management believes the allowance for losses at June 30, 1996, is sufficient to provide adequate protection against losses in its portfolios.

    During the six and three months ended June 30, 1996, stockholders' equity increased principally as a result of the aforementioned increase in net earnings, partially offset as a result of recording unrealized losses on its insurance subsidiaries' investments in marketable debt securities of $18.7 million and $5.0 million, respectively.

    As a result of the aforementioned, the Company's return on average assets, average equity and average tangible equity for the six-month period ended June 30, 1996 was 2.07%, 17.23% and 18.60%, respectively. This compares to a return on average assets, average equity and average tangible equity for the six months ended June 30, 1995 of 2.05%, 17.08% and 18.77%, respectively.

LIQUIDITY

    The principal sources of cash for the Company are proceeds from issuance of short- and long-term debt and cash provided from the Company's operations. Management believes that the Company has sufficient liquidity, from a combination of cash provided from operations and external borrowing, to support its operations.

    At June 30, 1996, the Company had short- and long-term debt outstanding of $15.9 billion and $18.7 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by the Company in the United States. During the six- and three-month periods ended June 30, 1996, and 1995, the Company raised debt aggregating $1.8 billion and $901.9 million, and $2.7 billion and $1.2 billion, respectively, through public and private offerings.

    Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At June 30, 1996, short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $12.0 billion, none of which was in use at that date. These facilities represent 75% of net short-term indebtedness outstanding at June 30, 1996.

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None to report

In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

ITEM 5.   OTHER INFORMATION.

          On May 10, 1996, First Capital, the parent corporation of the Company, sold a portion of its common stock, representing approximately a 19.3% economic interest, to the public.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

              (12) Computation of Ratio of Earnings to Fixed Charges.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K

              During the second quarter ended June 30, 1996, Associates filed Current Reports on Form 8-K dated April 18, 1996, related to the release of first quarter earnings, and May 20, 1996, related to issuances of debt securities pursuant to Rule 415.





                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              August 12, 1996

                              ASSOCIATES CORPORATION OF NORTH AMERICA
                                            (registrant)



                              By/s/   Roy A. Guthrie
                                Executive Vice President, Comptroller,
                                 Principal Accounting Officer and
                                 Chief Financial Officer

                                                     EXHIBIT 12



                   ASSOCIATES CORPORATION OF NORTH AMERICA

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        (Dollar Amounts in Millions)



                                                 Six Months Ended
                                                     June 30
                                               1996            1995

Fixed Charges (a)

  Interest expense                           $1,046.0        $  953.2

  Implicit interest in rent                       7.4             6.6

    Total fixed charges                      $1,053.4        $  959.8

Earnings (b)

  Earnings before provision for income
   taxes                                     $  633.1        $  534.5

  Fixed charges                               1,053.4           959.8

    Earnings, as defined                     $1,686.5        $1,494.3


Ratio of Earnings to Fixed Charges               1.60            1.56



(a) For purposes of such computation, the term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

(b) For purposes of such computation, the term "earnings" represents earnings before provision for income taxes, plus fixed charges.