Form 10-Q
period 1997-03-31
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1997-05-13
CIK 7973

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549-1004

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1997

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

                                  972-652-4000
      (Registrant's telephone number, including area code)

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

 As of March 31, 1997, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.


            ASSOCIATES CORPORATION OF NORTH AMERICA
               CONSOLIDATED STATEMENT OF EARNINGS
                         (In Millions)


                                                       Three Months Ended
                                                            March 31
                                                       1997          1996

 REVENUE
   Finance charges                                   $1,517.2      $1,308.3

   Insurance premiums                                    87.6          81.6

   Investment and other income                           74.7          64.3

                                                      1,679.5       1,454.2

 EXPENSES
   Interest expense                                     584.1         514.7

   Operating expenses                                   426.6         366.7

   Provision for losses on finance receivables          295.6         231.0

   Insurance benefits paid or provided                   35.4          33.0

                                                      1,341.7       1,145.4

 EARNINGS BEFORE PROVISION FOR INCOME TAXES             337.8         308.8

 PROVISION FOR INCOME TAXES                             122.4         115.0

 NET EARNINGS                                        $  215.4      $  193.8







        See notes to consolidated financial statements.

            ASSOCIATES CORPORATION OF NORTH AMERICA
                   CONSOLIDATED BALANCE SHEET
                         (In Millions)

                                                   March 31     December 31
                                                     1997          1996

                             ASSETS

 CASH AND CASH EQUIVALENTS                         $   251.4     $   278.4
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTE 3                                           1,134.5       1,044.4
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves - NOTE 4     40,672.9      39,714.5
 OTHER ASSETS - NOTE 6                               1,669.4       1,560.8

     Total assets                                  $43,728.2     $42,598.1


              LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                                $16,720.7     $14,712.6
   Bank Loans                                                      1,001.8
 ACCOUNTS PAYABLE AND ACCRUALS                       1,038.2         980.6
 LONG-TERM DEBT, unsecured
   Senior Notes                                     20,252.6      20,391.4
   Subordinated and Capital Notes                      425.5         425.5
                                                    20,678.1      20,816.9

 STOCKHOLDERS' EQUITY
   Class B Common Stock, $100 par value,
    2,000,000 shares authorized, 1,000,000
    shares issued and outstanding                      100.0         100.0
   Common Stock, no par value, 5,000 shares
    authorized, 260 shares issued and
    outstanding, at stated value                        47.0          47.0
   Paid-in Capital                                   1,612.7       1,612.7
   Retained Earnings                                 3,542.4       3,327.0
   Unrealized Loss on Available-for-Sale
    Securities - NOTE 3                                (10.9)         (0.5)
     Total stockholders' equity                      5,291.2       5,086.2

     Total liabilities and stockholders' equity    $43,728.2     $42,598.1




        See notes to consolidated financial statements.

            ASSOCIATES CORPORATION OF NORTH AMERICA
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Millions)


                                                       Three Months Ended
                                                            March 31
                                                       1997          1996

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                     $   215.4     $   193.8
   Adjustments to net earnings for noncash items:
     Provision for losses on finance receivables        295.6         231.0
     Depreciation and amortization                       57.0          43.8
     Increase in accounts payable and accruals           66.9         168.3
     Increase in insurance policy and claims
      reserves                                           12.3          10.9
     Deferred income taxes                               (3.7)        (18.6)

     Net cash provided from operating activities        643.5         629.2

 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased       (9,359.0)     (8,930.6)
   Finance receivables liquidated                     8,058.5       7,563.9
   (Increase) decrease in real estate loans held
    for sale                                             (7.6)          3.1
   Increase in other assets                            (123.7)       (123.0)
   Purchases of available-for-sale securities          (131.7)       (265.9)
   Sales and maturities of available-for-sale
    securities                                           25.5         194.6

     Net cash used for investing activities          (1,538.0)     (1,557.9)

 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                           501.7         911.3
   Retirement of long-term debt                        (640.5)     (1,123.8)
   Increase in notes payable                          1,006.3       1,032.4

     Net cash provided from financing activities        867.5         819.9

 DECREASE IN CASH AND CASH EQUIVALENTS                  (27.0)       (108.8)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       278.4         309.2

 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   251.4     $   200.4

 CASH PAID FOR:
   Interest                                         $   541.5     $   445.2

   Income taxes                                     $     2.4     $     1.9





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

 NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   DEBT SECURITIES

     The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at March 31, 1997 and December 31, 1996 was $1.1 billion and $1.0 billion, respectively. Amortized cost at March 31, 1997 and December 31, 1996 was $1.1 billion and $1.0 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   EQUITY SECURITIES

     Equity security investments are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at March 31, 1997 and December 31, 1996 was $10.3 million. Historical cost at March 31, 1997 and December 31, 1996 was $7.8 million.

NOTE 4 - FINANCE RECEIVABLES

     At March 31, 1997 and December 31, 1996, finance receivables consisted of the following (in millions):
                                                    March 31     December 31
                                                       1997          1996

   Consumer Finance
     Home equity lending                            $15,710.6     $15,435.9
     Personal lending and retail sales finance        6,024.5       5,786.5
     Credit card                                      6,131.9       5,517.1
     Manufactured housing (1)                         1,009.2       1,257.6
                                                     28,876.2      27,997.1
   Commercial Finance
     Truck and truck trailer                          8,138.4       8,077.6
     Equipment                                        4,368.8       4,261.4
     Auto fleet leasing and other                     1,463.2       1,442.8
                                                     13,970.4      13,781.8

       Finance receivables net of unearned
        finance income ("net finance receivables")   42,846.6      41,778.9

   Allowance for losses on finance receivables       (1,468.4)     (1,371.4)
   Insurance policy and claims reserves                (705.3)       (693.0)
       Finance receivables, net of unearned
        finance income, allowance for credit losses
        and insurance policy and claims reserves    $40,672.9     $39,714.5

 (1) During 1997, First Capital securitized and sold approximately $400 million of manufactured housing finance receivables which reduced the dollar amount of participation owned by the Company in such receivables.

     During the first quarter of 1997, the Company sold, at net book value, substantially all of its outstanding manufactured housing finance receivables to an affiliate and subsidiary of First Capital. Immediately subsequent to the sale, the Company repurchased an interest, at net book value, in substantially all of such receivables in the form of a participation. Such participation is included in net finance receivables of Associates.

     In March 1997, Associates National Bank (Delaware), a subsidiary of First Capital acquired a portfolio of credit card receivables from The Bank of New York. The fair market value of such assets acquired totaled approximately $800 million of which substantially all were sold to Associates in the form of a participation interest in such receivables. Such participation is included in the net finance receivables of Associates.

     In August 1996, Associates acquired $1.2 billion of net finance receivables, principally home equity and personal lending receivables and other assets and liabilities, from Fleet Financial Group. The fair market value of total assets acquired and liabilities assumed was $1.3 billion and $1.0 billion, respectively.

     In July 1996, Associates acquired $837.6 million of certain assets of USL Capital, an affiliate and Ford subsidiary. Such assets acquired consisted principally of vehicle fleet leasing receivables. The transaction was accounted for at historical cost. The excess of purchasing price over the historical value of assets acquired was $31.4 million which was recorded as an adjustment to stockholders' equity.

NOTE 5 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                        Three Months Ended     Year Ended
                                             March 31          December 31
                                        1997          1996         1996

   Balance at beginning of period     $1,371.4      $1,109.2    $1,109.2
     Provision for losses                295.6         231.0       963.4
     Recoveries on receivables
      charged off                         40.6          31.5       127.7
     Losses sustained                   (290.6)       (192.6)     (925.7)
     Reserves of acquired businesses
      and other                           51.4          26.8        96.8
   Balance at end of period           $1,468.4      $1,205.9    $1,371.4

 NOTE 6 - OTHER ASSETS

     The components of other assets at March 31, 1997 and December 31, 1996 were as follows (in millions):

                                           March 31       December 31
                                             1997            1996

   Balances with related parties           $  269.1        $   46.8
   Goodwill                                   348.8           353.1
   Property and equipment                     134.6           127.9
   Collateral held for resale                 169.3           161.5
   Other                                      747.6           871.5
     Total other assets                    $1,669.4        $1,560.8

 NOTE 7 - DEBT RESTRICTIONS

     Associates is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS

     A restriction contained in one issue of debt securities, which matures on March 15, 1999, generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $382.4 million was available for dividends at March 31, 1997.

    LIMITATION ON MINIMUM TANGIBLE NET WORTH

     A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.0 billion. At March 31, 1997, Associates tangible net worth was approximately $4.9 billion.

 NOTE 8 - RATIO OF EARNINGS TO FIXED CHARGES

     The ratio of earnings to fixed charges of Associates for the three months ended March 31, 1997 and 1996 was 1.57 and 1.60, respectively. For purposes of such computation, the term "earnings" represents earnings before provision for income taxes, plus fixed charges. The term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

     The following discussion and analysis has been prepared in accordance with General Instruction H.(2)(a) to Form 10-Q, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

 Results of Operations

     Net earnings for the three-month period ended March 31, 1997 were $215.4 million, an 11% increase over the same period in the previous year. The increase in earnings was principally due to growth in net finance receivables, an improvement in the ratio of net interest margin to average net receivables and an increase in operating expense efficiency, all of which more than offset an increase in the provision for losses on finance receivables.

     Finance charge revenue, on a dollar basis, increased for the three months ended March 31, 1997, compared to the same period in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 14.19% for the first quarter of 1997 compared to 14.15% for the same period in 1996. The increase in the Finance Charge Ratio was principally due to changes in the mix of finance receivables during the period.

     Interest expense increased for the first quarter of 1997 compared to 1996, primarily due to an increase in average debt outstanding related to the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. The increase due to growth was partially offset by a decline in the Company's average short- and long-term borrowing rates, principally due to changes in market conditions. As a result, the Company's total average borrowing rate for the first quarter of 1997 was 6.24% compared to 6.40% for the same period in the prior year.

     As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin increased to $933.1 million for the first quarter of 1997 compared to $793.6 million for the prior-year period. The Company's net interest margin expressed as a ratio to average net finance receivables also improved to 8.73% compared to 8.58% for the same period in the prior year. The principal cause of the increase in the Company's net interest margin ratio was the decline in the Company's total average borrowing rate.

     First quarter operating expenses were greater in 1997 than in 1996 reflecting growth in the size of the Company. However, operating expense efficiency, measured as the ratio of total operating expenses divided by total revenue net of interest expense and insurance benefits paid or provided, improved to 40.3% for the first three months of 1997 from 40.5% for the same period in the prior year.

     The Company's provision for losses increased from $231.0 million during the first quarter of 1996 to $295.6 million for the same period in 1997, principally due to increased net credit losses. Total net credit losses as a percentage of average net receivables (the "Loss Ratio") were 2.34% for the first quarter of 1997 compared to 1.74% for the same period in 1996. The Loss Ratio increased in most of the Company's portfolios, primarily driven by increased losses resulting from consumer bankruptcies.

     The provision for income taxes increased for the three-month period ended March 31, 1997 compared to the first quarter of 1996 principally as a result of an increase in pretax earnings.

Financial Condition

     Net finance receivables grew $1.1 billion (10.2% annualized) during the first quarter of 1997 compared to $1.2 billion (13.3% annualized) for the same period in 1996. The Company had growth in substantially all of its product lines.

     Total 60+days contractual delinquency was 2.33% of gross finance receivables at March 31, 1997, which was higher than the 1.79% at March 31, 1996, and 2.29% at December 31, 1996. The increase in contractual delinquency was principally due to less favorable trends in economic conditions including, among other factors, the increased leverage of consumer borrowers. The aforementioned increases in net credit losses and uncertainty in economic conditions led the Company to increase its allowance for losses to 3.43% of net finance receivables at March 31, 1997 compared to 3.28% at December 31, 1996. The allowance for losses divided by net credit losses (trailing four quarters) was 1.66 times losses at March 31, 1997 compared to
 2.05 times losses and 1.72 times losses at March 31, 1996 and December 31, 1996, respectively. Management believes the allowance for losses at March 31, 1997 is sufficient to provide adequate coverage against losses in its portfolios.

     During the first quarter of 1997, stockholders' equity increased as a result of the aforementioned increase in net earnings of the Company. The Company classifies its investments in marketable debt securities, held by its insurance subsidiaries, as available- for-sale securities and accordingly adjusts its recorded value to market with a corresponding adjustment to equity. As a result of changes in market conditions at March 31, 1997, the Company recorded an unrealized loss, net of income taxes, in the amount of $10.4 million which is included as a component of stockholders' equity.

     As a result of the aforementioned, the Company's return on average assets, average equity and average tangible equity for the three-month period ended March 31, 1997 was 1.97%, 16.61% and 17.82%, respectively. This compares to a return on average assets, average equity and average tangible equity for the three months ended March 31, 1996 of 2.06%, 17.09% and 18.49%, respectively.

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

     At March 31, 1997, the Company had short- and long-term debt outstanding of $16.7 billion and $20.7 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by the Company. During the three months ended March 31, 1997 and 1996, the Company raised debt aggregating $501.7 million and $911.3 million, respectively, through public and private offerings.

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

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At March 31, 1997, available short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $13.9 billion, of which $0.5 billion was allocated for use by First Capital; none of which was in use at that date. The remaining $13.4 billion represents 80% of net short-term indebtedness outstanding at March 31, 1997.

     Associates has entered into various support agreements on behalf of its foreign affiliates. Under these support agreements, Associates has either guaranteed specific issues of such affiliates' debt denominated in foreign currency or agreed to provide additional support on a lender's reasonable request.

     Additionally, the Company believes it has access to other sources of liquidity, which to date it has either accessed only on a limited basis, such as securitization of assets, or has not accessed, such as the issuance of alternative forms of capital, including preferred stock.

 Year 2000 Compliance

     The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations.
                  PART II - OTHER INFORMATION

 ITEM 1.    LEGAL PROCEEDINGS.

       None to report.

 In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

 ITEM 5.    OTHER INFORMATION.

       None to report.

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

       (a)     Exhibits

          (12) Computation of Ratio of Earnings to Fixed Charges.

          (27) Financial Data Schedule.

       (b)     Reports on Form 8-K

          During the first quarter ended March 31, 1997, Associates filed Current Reports on Form 8-K dated January 29, 1997 (related to an announcement of 1996 financial results) and January 31, 1997 (related to an issuance of debt securities pursuant to Rule 415).







                           SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 May 13, 1997

                                 ASSOCIATES CORPORATION OF NORTH AMERICA
                                               (registrant)




                                 By/s/   Kevin P. Hegarty
                                   Senior Vice President, Comptroller and
                                    Principal Accounting Officer

                              INDEX TO EXHIBITS



  SEQUENTIALLY
  NUMBERED

  NUMBER                    EXHIBIT                                    PAGE


 -----------------------------------------------------------------------------
    12      -- Computation of Ratio of Earnings to Fixed Charges
    27      -- Financial Data Schedule

   ------------