Form 10-Q
period 1997-06-30
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1997-08-14
CIK 7973

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1997

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

 As of June 30, 1997, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

             ASSOCIATES CORPORATION OF NORTH AMERICA
                CONSOLIDATED STATEMENT OF EARNINGS
                ----------------------------------
                          (In Millions)

                                 Six Months Ended         Three Months Ended
                                     June 30                   June 30
                                 1997        1996         1997          1996
                                 ----------------         ------------------
REVENUE
   Finance charges             $3,112.7    $2,662.5     $1,595.5     $1,354.2

   Insurance premiums             180.5       169.8         92.9         88.2

   Investment and other
    income                        167.7       134.2         93.0         69.9
                               --------    --------     --------     --------
                                3,460.9     2,966.5      1,781.4      1,512.3

 EXPENSES
   Interest expense             1,207.7     1,046.0        623.6        531.3

   Operating expenses             882.5       742.4        455.9        375.7

   Provision for losses on
    finance receivables           603.1       477.0        307.5        246.0

   Insurance benefits paid
    or provided                    71.2        68.0         35.8         35.0
                               --------    --------     --------     --------
                                2,764.5     2,333.4      1,422.8      1,188.0
                               --------    --------     --------     --------
 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES                696.4       633.1        358.6        324.3

 PROVISION FOR INCOME TAXES       255.3       233.8        132.9        118.8
                               --------    --------     --------     --------

 NET EARNINGS                  $  441.1    $  399.3     $  225.7     $  205.5
                               ========    ========     ========     ========



         See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
                    CONSOLIDATED BALANCE SHEET
                    --------------------------
                      (Dollars In Millions)

                                                      June 30    December 31
                                                        1997        1996
                                                      -------    -----------
                              ASSETS
 CASH AND CASH EQUIVALENTS                           $    74.7    $   278.4
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTE 3                                             1,150.4      1,044.4
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves - NOTE 4       43,576.7     39,714.5
 OTHER ASSETS - NOTE 6                                 1,930.1      1,560.8
                                                     ---------    ---------
     Total assets                                    $46,731.9    $42,598.1
                                                     ---------    ---------

               LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                                  $17,568.3    $14,712.6
   Bank Loans                                             21.8      1,001.8
 ACCOUNTS PAYABLE AND ACCRUALS                           850.6        980.6
 LONG-TERM DEBT, unsecured
   Senior Notes                                       22,340.4     20,391.4
   Subordinated and Capital Notes                        425.4        425.5
                                                     ---------    ---------
                                                      22,765.8     20,816.9

 STOCKHOLDERS' EQUITY
   Class B Common Stock, $100 par value,
    2,000,000 shares authorized, 1,000,000
    shares issued and outstanding                        100.0        100.0
   Common Stock, no par value, 5,000 shares
    authorized, 260 shares issued and
    outstanding, at stated value                          47.0         47.0
   Paid-in Capital                                     1,612.7      1,612.7
   Retained Earnings                                   3,768.1      3,327.0
   Unrealized Loss on Available-for-Sale
    Securities - NOTE 3                                   (2.4)        (0.5)
                                                     ---------    ---------
     Total stockholders' equity                        5,525.4      5,086.2
                                                                                 ---------    ---------
     Total liabilities and stockholders' equity      $46,731.9    $42,598.1
                                                     =========    =========


         See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
               CONSOLIDATED STATEMENT OF CASH FLOWS
               ------------------------------------
                          (In Millions)

                                                       Six Months Ended
                                                           June 30
                                                      1997          1996
                                                      ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                    $    441.1    $    399.3
   Adjustments to net earnings for noncash items:
     Provision for losses on finance receivables        603.1         477.0
     Depreciation and amortization                      124.3          93.3
     Increase in insurance policy and claims
      reserves                                           35.0          32.1
     Deferred income taxes                               (3.0)        (39.3)
     Decrease in accounts payable and accruals         (125.9)        (53.0)
     Unrealized gain on trading securities               (0.9)         (0.1)
   Sales and maturities of trading securities             4.7           0.7
                                                    ---------    ----------
     Net cash provided from operating activities      1,078.4         910.0
                                                    ---------    ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased      (21,927.6)    (19,271.3)
   Finance receivables liquidated                    17,350.5      15,848.5
   Purchases of available-for-sale securities          (164.5)       (175.4)
   Sales and maturities of available-for-sale
    securities                                           51.4          72.5
   (Increase) decrease in real estate loans
    held for sale                                       (10.8)          7.4
   Increase in other assets                            (405.6)       (311.7)
                                                                                   ----------    ----------
     Net cash used for investing activities          (5,106.6)     (3,830.0)
                                                   ----------    ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                         3,565.4       1,813.2
   Retirement of long-term debt                      (1,616.5)     (1,392.4)
   Increase in notes payable                          1,875.6       2,463.6
                                                   ----------    ----------
     Net cash provided from financing activities      3,824.5       2,884.4
                                                   ----------    ----------
 DECREASE IN CASH AND CASH EQUIVALENTS                 (203.7)        (35.6)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       278.4         309.2
                                                   ----------    ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     74.7    $    273.6
                                                   ==========    ==========

 CASH PAID FOR:
   Interest                                        $  1,222.6    $  1,080.8
                                                   ==========    ==========
   Income taxes                                    $    257.6    $    267.4
                                                   ==========    ==========



         See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------
NOTE 1 - THE COMPANY

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

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

    DEBT SECURITIES

     The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at June 30, 1997 and December 31, 1996 was $1,143.9 million and $1,034.1 million, respectively. Amortized cost at June 30, 1997 and December 31, 1996 was $1,147.6 million and $1,034.9 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

    EQUITY SECURITIES

     The Company invests in equity securities, principally units of the Fidelity Magellan Fund, which are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at June 30, 1997 and December 31, 1996 was $6.5 million and $10.3 million, respectively. Historical cost at June 30, 1997 and December 31, 1996 was $4.4 million and $7.8 million, respectively.

              ASSOCIATES CORPORATION OF NORTH AMERICA
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------
 NOTE 4 - FINANCE RECEIVABLES

     At June 30, 1997 and December 31, 1996, finance receivables consisted of the following (in millions):

                                                       June 30    December 31
                                                         1997        1996
                                                      -------    -----------
   Consumer Finance
     Home equity lending                              $16,136.2    $15,435.9
     Personal lending and retail sales finance          6,436.1      5,786.5
     Credit card                                        7,527.9      5,517.1
     Manufactured housing <F1>                          1,299.6      1,257.6
                                                      ---------    ---------
                                                       31,399.8     27,997.1
                                                      ---------    ---------
   Commercial Finance
     Truck and truck trailer                            8,356.5      8,077.6
     Equipment                                          4,546.9      4,261.4
     Auto fleet leasing and other                       1,590.9      1,442.8
                                                      ---------    ---------
                                                       14,494.3     13,781.8
                                                      ---------    ---------
       Finance receivables net of unearned
        finance income ("net finance receivables")     45,894.1     41,778.9

   Allowance for losses on finance receivables         (1,589.4)    (1,371.4)
   Insurance policy and claims reserves                  (728.0)      (693.0)
                                                      ---------    ---------
       Finance receivables, net of unearned
        finance income, allowance for credit losses
        and insurance policy and claims reserves      $43,576.7    $39,714.5
                                                      =========    =========
-----------
       <F1> During 1997, First Capital securitized and sold approximately $400 million of manufactured housing finance receivables which reduced the dollar amount of participation owned by the Company in such receivables.

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

     In May 1997, Associates National Bank (Delaware), a subsidiary of First Capital, completed its previously announced acquisition of proprietary credit card receivables and stock from Texaco Refining and Marketing, Inc. and its affiliate, Star Enterprise. The fair value of the assets acquired was approximately $704 million. The transaction was accounted for as a purchase by First Capital. Substantially all of the acquired receivables were sold to Associates in the form of a participation and are included in the net finance receivables of Associates.

     In April 1997, Associates National Bank (Delaware), a subsidiary of First Capital, completed its previously announced acquisition of bankcard credit card receivables from J.C. Penney, Inc. The fair value of the assets acquired was approximately $700 million. The transaction was accounted for as a purchase by First Capital. Substantially all of the acquired receivables were sold to Associates in the form of a participation and are included in the net finance receivables of Associates.

     In March 1997, Associates National Bank (Delaware), a subsidiary of First Capital acquired a portfolio of bankcard credit card receivables from The Bank


              ASSOCIATES CORPORATION OF NORTH AMERICA
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            ------------------------------------------
of New York. The fair market value of such assets acquired totaled approximately $800 million of which substantially all were sold to Associates in the form of a participation interest in such receivables. Such participation is included in the net finance receivables of Associates.

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

NOTE 5 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                      Six Months Ended        Year Ended
                                          June 30             December 31
                                     1997          1996          1996
                                     ----          ----          ----

   Balance at beginning of
    period                         $1,371.4      $1,109.2      $1,109.2
     Provision for losses             603.1         477.0         963.4
     Recoveries on receivables
      charged off                      84.8          64.3         127.7
     Losses sustained                (614.5)       (412.3)       (925.7)
     Reserves of acquired
      businesses and other            144.6          61.7          96.8
                                   --------      --------      --------
   Balance at end of period        $1,589.4      $1,299.9      $1,371.4
                                   ========      ========      ========

NOTE 6 - OTHER ASSETS

     The components of other assets at June 30, 1997 and December 31, 1996 were as follows (in millions):
                                           June 30      December 31
                                             1997          1996
                                           -------      -----------
   Balances with related parties           $  707.9      $  341.0
   Goodwill                                   337.9         353.1
   Relocation client advances                 185.7         159.3
   Collateral held for resale                 178.8         161.5
   Property and equipment                     148.2         127.9
   Other                                      371.6         418.0
                                           --------      --------
     Total other assets                    $1,930.1      $1,560.8
                                           ========      ========
NOTE 7 - DEBT RESTRICTIONS

     Associates is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

    LIMITATION ON PAYMENT OF DIVIDENDS

     A restriction contained in one issue of debt securities, which matures on
              ASSOCIATES CORPORATION OF NORTH AMERICA
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 15, 1999, generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $495.3 million was available for dividends at June 30, 1997.

    LIMITATION ON MINIMUM TANGIBLE NET WORTH

     A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.0 billion. At June 30, 1997, Associates tangible net worth was approximately $5.2 billion.

NOTE 8 - RATIO OF EARNINGS TO FIXED CHARGES

     The ratio of earnings to fixed charges of Associates for the six months ended June 30, 1997 and 1996 was 1.57 and 1.60, respectively. For purposes of such computation, the term "earnings" represents earnings before provision for income taxes, plus fixed charges. The term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company is exposed to a variety of market risks including the effects of movements in interest rates on the Company's future borrowing costs. These exposures are monitored and managed by the Company as an integral part of its overall risk management program, the principal goal of which is to reduce the potential impact of such exposures on the Company's financial position and results of operations. The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments have to date been limited to interest rate swap agreements and treasury lock agreements. It is the Company's policy not to engage in the use of derivative financial instruments for speculative or trading purposes.

     The Company manages its exposure to counterparties credit risk by limiting its total position with any single counterparty and monitoring the financial condition of each counterparty. In the unlikely event that a counterparty fails to meet the terms of an agreement, the Company's financial exposure is limited to the fair value of the agreement. Estimated fair values of such agreements are determined by the Company using available market information and present value-based valuation methods.

     Interest rate swap agreements and treasury lock agreements are used by the Company to hedge the effect of interest rate movements on present and anticipated debt issuances of the Company. Such agreements are executed as an integral element of specific or anticipated financing transactions. On interest rate swap agreements, the differential paid or received by the Company is recognized as an adjustment to interest expense over the term of the underlying financing transaction. On treasury lock agreements, the differential paid or received by the Company on maturity of such agreements is recognized as an adjustment to interest expense over the term of the underlying financing transaction. The aggregate notional amount of interest rate swap and treasury lock agreements at June 30, 1997 was $1,305.0 million. The fair value of such agreements at June 30, 1997 was $1.6 million. Interest rate swap and treasury lock agreements mature on varying dates over the next two years and five months, respectively. The Company had no such agreements at December 31, 1996.
  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

    The following discussion and analysis has been prepared in accordance with General Instruction H.(2)(a) to Form 10-Q, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.
              ASSOCIATES CORPORATION OF NORTH AMERICA
              ---------------------------------------

 Results of Operations

    Net earnings for the six-month period ended June 30, 1997 were $441.1 million, a 10.5% increase over the same period in the previous year. Net earnings for the three months ended June 30, 1997 were $225.7 million, an increase of 9.8% over the same period in the previous year. The increase in net earnings in both comparative periods was principally due to growth in net finance receivables and an improvement in the ratio of net interest margin to average net receivables, which was partially offset by increases in the provision for losses and operating expenses.

    Finance charge revenue, on a dollar basis, increased for the six- and three-months ended June 30, 1997, compared to the same period in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 14.17% and 14.15% for the six- and three-month periods ended June 30, 1997, respectively. This compares to 14.11% and 14.08% for the comparable periods in 1996. The increase in the composite finance charge ratio in each period was principally due to changes in the mix of net finance receivables.

    Interest expense, on a dollar basis, increased for the six- and three-month periods ended June 30, 1997 compared to the same periods in 1996, primarily due to an increase in average debt outstanding for each of the comparative periods, principally resulting from the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables.

    As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin increased to $1.9 billion and $971.9 million for the six- and three-month periods ended June 30, 1997, respectively, compared to $1.6 billion and $822.9 million for the comparable periods in the prior year. The Company's net interest margin expressed as a ratio to average net finance receivables also improved to 8.67% and 8.62% for the six- and three-month periods ended June 30, 1997, respectively, compared to 8.56% for both periods in the prior year. The principal cause of the increase in the Company's net interest margin ratio, in each period, was a decline in the Company's total average borrowing rates and increase in the Company's finance charge ratios.

    Six- and three-month operating expenses for the periods ended June 30, 1997 were higher on a dollar basis than in the corresponding periods in 1996, reflecting growth in the size of the Company.

    The Company's provision for losses increased from $477.0 million for the first six months of 1996 to $603.1 million for the same period in 1997. The provision for losses for the three-month period ended June 30, 1997 increased from $246.0 million in the prior-year period to $307.5 million for the current period. In both cases, the provision increased principally as a result of increased net credit losses. Total net credit losses as a percentage of average net finance receivables (the "Loss Ratio") were 2.41% and 2.48% for the six- and three-month periods ended June 30, 1997, respectively, compared to 1.84% and 1.94% for the same periods in 1996. The increase in the Loss Ratio in both periods was principally due to a shift toward a higher percentage of unsecured net finance receivables and to increased net credit losses across substantially all of the Company's portfolios. Unsecured finance receivables generally have higher loss ratios than secured finance receivables. Company management attributes the overall increase in net credit losses to a number of factors including the elevated leverage of consumer borrowers and the increased use of bankruptcy to extinguish debt obligations.

    As a result of the aforementioned increase in net credit losses, the Company increased its allowance for losses to 3.46% of net finance receivables at June 30, 1997 compared to 3.28% of net finance receivables at December 31, 1996. The allowance for losses divided by net credit losses (trailing four quarter losses), one measurement used by Company management to assess the adequacy of the allowance for losses, was 1.62 times losses at June 30, 1997 compared to 1.72 times losses at December 31, 1996. Company management
              ASSOCIATES CORPORATION OF NORTH AMERICA
              ---------------------------------------
believes the allowance for losses at June 30, 1997 is sufficient to provide adequate coverage against losses in its portfolios.

    The provision for income taxes, expressed in dollars, increased for both the six- and three-month periods ended June 30, 1997 compared to the same periods in 1996, principally as a result of an increase in pretax earnings.

 Financial Condition

    Net finance receivables grew $4.1 billion (19.7% annualized) and $3.0 billion (28.5% annualized) during the six- and three-month periods ended June 30, 1997, respectively, compared to $3.1 billion (17.0% annualized) and $1.9 billion (20.0% annualized) for the same periods in 1996. The Company had growth in substantially all of its product lines in both periods. However, of the total growth, 71% in the six-month period and 59% in the three-month period, resulted from significant acquisitions, principally of credit card portfolios.

    Composite 60+days contractual delinquency was 2.36% of gross finance receivables at June 30, 1997, which was higher than the 2.29% at December 31, 1996. The increase in the composite delinquency ratio was principally due to shifts in the mix of the Company's finance receivables portfolios and increased delinquency in several of the Company's individual portfolios. However, a number of the Company's portfolios experienced declines in 60+days contractual delinquency at June 30, 1997 compared to December 31, 1996.

    During the six months ended June 30, 1997, stockholders' equity increased principally as a result of the aforementioned increase in net earnings.

    As a result of the aforementioned, the Company's return on average assets, average equity and average tangible equity for the six-month period ended June 30, 1997 was 1.97%, 16.66% and 17.83%, respectively. This compares to a return on average assets, average equity and average tangible equity for the six months ended June 30, 1996 of 2.07%, 17.26% and 18.64%, respectively.

 LIQUIDITY/CAPITAL RESOURCES

    Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital and interest rate risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

    The Company's principal sources of cash are proceeds from the issuance of short- and long-term debt and cash provided from the Company's operations. While First Capital has made periodic capital contributions to the Company in the past, no assurance can be made with respect to future capital contributions by First Capital to the Company. Nevertheless, the Company believes that it has available sufficient liquidity, from a combination of cash provided from operations and external borrowings, to support its operations.

    A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manage its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that the Company is able to meet its obligations. The Company's operations are principally funded through commercial paper borrowings made domestically and long-term debt borrowings made both domestically and internationally.

    At June 30, 1997, the Company had short- and long-term debt outstanding of $17.6 billion and $22.8 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by the Company. During the six- and three-month periods ended June 30, 1997, and 1996, the Company raised debt aggregating $3.6 billion and $3.1 billion, and

              ASSOCIATES CORPORATION OF NORTH AMERICA
              ---------------------------------------
$1.8 billion and $901.9 million, respectively, through public and private offerings.

    Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At June 30, 1997, these short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $14.1 billion, of which $0.9 billion was allocated for use by First Capital. The remaining $13.2 billion represents 75% of net short-term indebtedness outstanding at June 30, 1997.

    Associates has entered into various support agreements on behalf of its foreign affiliates. Under these support agreements, Associates has either guaranteed specific issues of such affiliates' debt denominated in foreign currency or agreed to provide additional support on a lender's reasonable request. As of June 30, 1997 the amount guaranteed by the Company including principal and accrued interest totaled $958.0 million.

    Additionally, the Company believes it has access to other sources of liquidity, which to date it has either accessed only on a limited basis, such as securitization of assets, or has not accessed, such as the issuance of alternative forms of capital, including preferred stock.

    The Company is exposed to a variety of market risks including effects of movements in interest rates on the Company's future borrowing costs. These exposures are monitored and managed by the Company as an integral part of its overall risk management program, the principal goal of which is to reduce the potential impact of such exposures on the Company's financial position and results of operations. The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments have to date been limited to interest rate swap agreements and treasury lock agreements. It is the Company's policy not to engage in the use of derivative financial instruments for speculative or trading purposes. See NOTE 9 for a further discussion of the Company's use of derivative financial instruments.

 Year 2000 Compliance

    The Company has a formal program to ensure it will be year 2000 compliant. The ultimate cost of this program has not been and is not anticipated to be material to the Company's financial position or results of operations.

 Recent Accounting Pronouncements

    Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.

    Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.

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


 ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

             (a)     Exhibits

                     (12) Computation of Ratio of Earnings to Fixed Charges.

                     (27) Financial Data Schedule.

             (b)     Reports on Form 8-K

           During the second quarter ended June 30, 1997, Associates filed Current Reports on Form 8-K dated April 15, 1997 (related to the release of first quarter earnings) and May 19, May 22, and June 11, 1997 (related to issuances of debt securities pursuant to Rule 415).





                            SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               August 13, 1997

                               ASSOCIATES CORPORATION OF NORTH AMERICA
                                             (registrant)



                               By/s/ Keven P. Hegarty
                               ------------------------------
                                 Senior Vice President, Comptroller and
                                  Principal Accounting Officer

                       INDEX TO EXHIBITS



 SEQUENTIALLY
 NUMBERED

 NUMBER                    EXHIBIT                                    PAGE

 -----------------------------------------------------------------------------
   12      -- Computation of Ratio of Earnings to Fixed Charges
   27      -- Financial Data Schedule

  ------------