Form 10-Q
period 1997-09-30
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1997-11-13
CIK 7973

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549-1004

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 1997
                                  ------------------

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

 As of September 30, 1997, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form
  10-Q with the reduced disclosure format.

                 PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

            ASSOCIATES CORPORATION OF NORTH AMERICA
               CONSOLIDATED STATEMENT OF EARNINGS
                         (In Millions)

                               Nine Months Ended         Three Months Ended
                                  September 30              September 30
                                 1997       1996            1997        1996
                                 ----       ----            ----        ----
REVENUE
   Finance charges             $4,744.2   $4,102.3        $1,631.5   $1,439.8

   Insurance premiums             272.7      260.6            92.2       90.8

   Investment and other
    income                        270.0      212.3           102.3       78.1
                               --------   --------        --------   --------
                                5,286.9    4,575.2         1,826.0    1,608.7

 EXPENSES
   Interest expense             1,862.9    1,627.4           655.2      581.4

   Operating expenses           1,360.8    1,168.2           478.3      425.8

   Provision for losses on
    finance receivables           897.2      714.8           294.1      237.8

   Insurance benefits paid
    or provided                   104.9      105.3            33.7       37.3
                               --------   --------        ---------  --------
                                4,225.8    3,615.7         1,461.3    1,282.3
                               --------   --------        ---------  --------

 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES              1,061.1      959.5           364.7      326.4

 PROVISION FOR INCOME TAXES       390.0      353.1           134.7      119.3
                               --------   --------        --------   --------

 NET EARNINGS                  $  671.1   $  606.4        $  230.0   $  207.1
                               ========   ========        ========   ========



        See notes to consolidated financial statements.

            ASSOCIATES CORPORATION OF NORTH AMERICA
                   CONSOLIDATED BALANCE SHEET
                     (Dollars In Millions)

                                                 September 30    December 31
                                                     1997           1996
                                                 ------------    -----------
                             ASSETS
 CASH AND CASH EQUIVALENTS                        $   335.8      $   278.4
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTE 3                                          1,100.8        1,044.4
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves - NOTE 4    44,538.1       39,714.5
 OTHER ASSETS - NOTE 6                              2,029.5        1,560.8
                                                  ---------      ---------
     Total assets                                 $48,004.2      $42,598.1
                                                  =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                               $17,606.0      $14,712.6
   Bank Loans                                          34.0        1,001.8
 ACCOUNTS PAYABLE AND ACCRUALS                      1,054.8          980.6
 LONG-TERM DEBT, unsecured
   Senior Notes                                    23,124.0       20,391.4
   Subordinated and Capital Notes                     425.4          425.5
                                                  ---------      ---------
                                                   23,549.4       20,816.9

 STOCKHOLDERS' EQUITY
   Class B Common Stock, $100 par value,
    2,000,000 shares authorized, 1,000,000
    shares issued and outstanding                     100.0          100.0
   Common Stock, no par value, 5,000 shares
    authorized, 260 shares issued and
    outstanding, at stated value                       47.0           47.0
   Paid-in Capital                                  1,612.7        1,612.7
   Retained Earnings                                3,998.1        3,327.0
   Unrealized Gain (Loss)on Available-for-Sale
    Securities - NOTE 3                                 2.2           (0.5)
                                                  ---------      ---------
     Total stockholders' equity                     5,760.0        5,086.2
                                                  ---------      ---------
     Total liabilities and stockholders' equity   $48,004.2      $42,598.1
                                                  =========      =========


        See notes to consolidated financial statements.

            ASSOCIATES CORPORATION OF NORTH AMERICA
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Millions)

                                                      Nine Months Ended
                                                         September 30
                                                      1997          1996
                                                      ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                    $    671.1    $    606.4
   Adjustments to net earnings for noncash items:
     Provision for losses on finance receivables        897.2         714.8
     Depreciation and amortization                      191.1         145.2
     Increase in insurance policy and claims
      reserves                                           63.7          66.7
     Increase in accounts payable and accruals           78.9          52.2
     Deferred income taxes                               (6.0)        (31.2)
     Unrealized gain on trading securities               (1.7)         (0.3)
   Purchase of trading securities                       (99.0)
   Sales and maturities of trading securities            29.8           3.3
                                                   ----------    ----------
     Net cash provided from operating activities      1,825.1       1,557.1
                                                   ----------    ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased      (32,953.2)    (29,376.6)
   Finance receivables liquidated                    27,051.8      23,533.4
   Excess of purchase price over historical value
    of assets acquired from Ford affiliate                            (32.7)
   Purchases of available-for-sale securities          (230.5)       (245.7)
   Sales and maturities of available-for-sale
    securities                                          248.7         109.9
   Increase in real estate loans held for sale          (15.3)        (21.1)
   Increase in other assets                            (527.2)       (387.4)
                                                   ----------    ----------
     Net cash used for investing activities          (6,425.7)     (6,420.2)
                                                   ----------    ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                         5,067.2       4,151.4
   Retirement of long-term debt                      (2,334.8)     (1,819.1)
   Increase in notes payable                          1,925.6       2,451.8
   Capital contribution from parent                                    82.1
                                                   ----------   -----------
     Net cash provided from financing activities      4,658.0       4,866.2
                                                   ----------    ----------
 INCREASE IN CASH AND CASH EQUIVALENTS                   57.4           3.1

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       278.4         309.2
                                                   ----------    ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    335.8    $    312.3
                                                   ==========    ==========
 CASH PAID FOR:
   Interest                                        $  1,784.7    $  1,567.9
                                                   ==========    ==========
   Income taxes                                    $    391.5    $    354.9
                                                   ==========    ==========


         See notes to consolidated financial statements.

            ASSOCIATES CORPORATION OF NORTH AMERICA
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - THE COMPANY

     Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and principal operating unit of Associates First Capital Corporation ("First Capital"), which in turn is a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). All the outstanding Common Stock of Associates is owned by First Capital. All shares of Class B Common Stock are owned by Associates World Capital Corporation, a wholly-owned subsidiary of First Capital. Class B Common Stock is redeemable only at the option of the issuer. See Note 10 concerning the planned spin off of First Capital by Ford.

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

 NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

    DEBT SECURITIES

     The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at September 30, 1997 and December 31, 1996 was $1,019.6 million and $1,034.1 million, respectively. Amortized cost at September 30, 1997 and December 31, 1996 was $1,016.3 million and $1,034.9 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

    EQUITY SECURITIES

     The Company invests in equity securities, principally preferred stock and units of the Fidelity Magellan Fund, which are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at September 30, 1997 and December 31, 1996 was $81.2 million and $10.3 million, respectively. Historical cost at September 30, 1997 and December 31, 1996 was $78.3 million and $7.8 million, respectively.

 NOTE 4 - FINANCE RECEIVABLES

     At September 30, 1997 and December 31, 1996, finance receivables consisted of the following (in millions):

                                                 September 30    December 31
                                                     1997           1996

                                                 ------------    -----------
  Consumer Finance
     Home equity lending                          $16,879.5       $15,435.9
     Personal lending and retail sales finance      6,554.2         5,786.5
     Credit card                                    7,346.0         5,517.1
     Manufactured housing <F1>                      1,178.2         1,257.6
                                                  ---------       ---------
                                                   31,957.9        27,997.1
                                                  ---------       ---------
   Commercial Finance
     Truck and truck trailer                        8,512.0         8,077.6
     Equipment                                      4,652.0         4,261.4
     Auto fleet leasing and other                   1,810.0         1,442.8
                                                  ---------       ---------
                                                   14,974.0        13,781.8
                                                  ---------       ---------
       Finance receivables net of unearned
        finance income ("net finance
        receivables")                              46,931.9        41,778.9

   Allowance for losses on finance receivables     (1,637.1)       (1,371.4)
   Insurance policy and claims reserves              (756.7)         (693.0)
                                                  ---------       ---------
       Finance receivables, net of unearned
        finance income, allowance for credit
        losses and insurance policy and claims
        reserves                                  $44,538.1       $39,714.5
                                                  =========       =========
-----------

 <F1> During 1997, First Capital securitized and sold approximately $800 million of manufactured housing finance receivables which reduced the dollar amount of participation owned by the Company in such receivables.

    During the first quarter of 1997, the Company sold, at net book value, substantially all of its outstanding manufactured housing finance receivables to an affiliate and subsidiary of First Capital. Immediately subsequent to the sale, the Company repurchased an interest, at net book value, in substantially all of such receivables in the form of a participation. Such participation is included in the net finance receivables of Associates.

    In May 1997, Associates National Bank (Delaware), a subsidiary of
 First Capital, acquired a portfolio of proprietary credit card receivables and stock from Texaco Refining and Marketing, Inc. and its affiliate, Star Enterprise. The fair market value of the assets acquired was approximately $704 million. The transaction was accounted for as a purchase by First Capital. Substantially all of the acquired receivables were sold to Associates in the form of a participation and are included in the net finance receivables of Associates.

    In April 1997, Associates National Bank (Delaware), a subsidiary of
 First Capital, acquired a portfolio of bankcard credit card receivables from J.C. Penney, Inc. The fair market value of the assets acquired was approximately $700 million. The transaction was accounted for as a purchase by First Capital. Substantially all of the acquired receivables were sold to Associates in the form of a participation and are included in the net finance receivables of Associates.

    In March 1997, Associates National Bank (Delaware), a subsidiary of First Capital, acquired a portfolio of bankcard credit card receivables from The Bank of New York. The fair market value of such assets acquired totaled approximately $800 million of which substantially all were sold to Associates in the form of a participation interest in such receivables. Such participation is included in the net finance receivables of Associates.

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

 NOTE 5 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

    Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                     Nine Months Ended        Year Ended
                                        September 30          December 31
                                     1997          1996          1996
                                     ----          ----          ----
   Balance at beginning of
    period                         $1,371.4      $1,109.2      $1,109.2
     Provision for losses             897.2         714.8         963.4
     Recoveries on receivables
      charged off                     133.6          96.4         127.7
     Losses sustained                (950.7)       (663.7)       (925.7)
     Reserves of acquired
      businesses and other            185.6          98.2          96.8
                                   --------      --------      --------
   Balance at end of period        $1,637.1      $1,354.9      $1,371.4
                                   ========      ========      ========

  NOTE 6 - OTHER ASSETS

    The components of other assets at September 30, 1997 and December 31, 1996 were as follows (in millions):

                                         September 30      December 31
                                             1997             1996
                                         ------------      -----------
   Balances with related parties           $  765.9         $  341.0
   Goodwill                                   333.7            353.1
   Collateral held for resale                 199.7            161.5
   Relocation client advances                 175.2            159.3
   Property and equipment                     158.5            127.9
   Other                                      396.5            418.0
                                           --------         --------
     Total other assets                    $2,029.5         $1,560.8
                                           ========         ========

NOTE 7 - DEBT RESTRICTIONS

    Associates is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

    LIMITATION ON PAYMENT OF DIVIDENDS

    A restriction contained in one issue of debt securities, which matures on March 15, 1999, generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $610.3 million was available for dividends at September 30, 1997.

    LIMITATION ON MINIMUM TANGIBLE NET WORTH

    A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.0 billion. At September 30, 1997, Associates tangible net worth was approximately $5.4 billion.

 NOTE 8 - RATIO OF EARNINGS TO FIXED CHARGES

    The ratio of earnings to fixed charges of Associates for the nine months ended September 30, 1997 and 1996 was 1.57 and 1.59, respectively. For purposes of such computation, the term "earnings" represents earnings before provision for income taxes, plus fixed charges. The term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

 NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

    The Company is exposed to a variety of market risks, including the effects of movements in interest rates on the Company's future borrowing costs. These exposures are monitored and managed by the Company as an integral part of its overall risk management program, the principal goal of which is to reduce the potential impact of such exposures on the Company's financial position and results of operations. The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to interest rate swap and treasury lock agreements.

    The Company manages its exposure to counterparty credit risk by limiting its total position with any single counterparty and monitoring the financial condition of each counterparty. In the unlikely event that a counterparty fails to meet the terms of an agreement, the Company's financial exposure is limited to the fair value of the agreement.
 Estimated fair values of such agreements are determined by the Company using available market information and present value-based valuation methods.

    Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on present and anticipated debt issuances of the Company. Such agreements are executed as an integral element of specific or anticipated financing transactions. On interest rate swap agreements, the differential paid or received by the Company is recognized as an adjustment to interest expense over the term of the underlying financing transaction. On treasury lock agreements, the differential paid or received by the Company on maturity of such agreements is recognized as an adjustment to interest expense over the term of the underlying financing transaction. The aggregate notional amount of interest rate swap and treasury lock agreements at September 30, 1997 was $1,040.0 million. The fair value of such agreements at September 30, 1997 was $0.9 million. Interest rate swap and treasury lock agreements mature on varying dates over the next two years and two months, respectively. The Company had no such agreements at December 31, 1996.

 NOTE 10 - SUBSEQUENT EVENT

    On October 8, 1997, Ford announced plans to spin off its 80.7% interest in First Capital in the form of a distribution of its First Capital shares to Ford common and class B stockholders. The transaction is subject to a ruling from the U.S. Internal Revenue Service that the transaction will be tax-free to Ford and its stockholders. The ruling process is expected to take several months.

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

      The following discussion and analysis has been prepared in accordance with General Instruction H.(2)(a) to Form 10-Q, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

 Results of Operations

    Net earnings for the nine-month period ended September 30, 1997 were $671.1 million, an 11% increase over the same period in the previous year. Net earnings for the three months ended September 30, 1997 were $230.0 million, an increase of 11% over the same period in the previous year. The increase in net earnings in both comparative periods was principally due to growth in net finance receivables and an improvement in the ratio of net interest margin to average net receivables, both of which more than offset increases in the provision for losses on net finance receivables.

    Finance charge revenue, on a dollar basis, increased for the nine- and three-months ended September 30, 1997, compared to the same periods in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 14.09% and 14.02% for the nine- and three-month periods ended September 30, 1997, respectively. This compares to 14.07% and 14.05% for the comparable periods in 1996. The changes in the composite portfolio finance charge ratios for both comparable periods were driven by changes in the mix of net finance receivables, and slight declines in the finance charge rates of consumer and commercial operations, partially offset by increases in credit card portfolio finance charge rates.

    Interest expense, on a dollar basis, increased for the nine- and three-month periods ended September 30, 1997 compared to the same periods in 1996, primarily due to an increase in average debt outstanding for each of the comparative periods, principally resulting from the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables.

    As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin increased to $2.9 billion and $976.4 million for the nine- and three-month periods ended September 30, 1997, respectively, compared to $2.5 billion and $858.4 million for the comparable periods in the prior year. The Company's net interest margin expressed as a ratio to average net finance receivables also improved to 8.56% and 8.39% for the nine- and three-month periods ended September 30, 1997, respectively, compared to 8.49% and 8.38% for the comparable periods in the prior year. The principal cause of the increase in the Company's net interest margin ratio, in each period, was a decline in the Company's debt-to-equity ratio.

    Nine- and three-month operating expenses for the periods ended September 30, 1997 were higher on a dollar basis than in the corresponding periods in 1996, reflecting growth in the size of the Company.

    The Company's provision for losses increased from $714.8 million for the first nine months of 1996 to $897.2 million for the same period in 1997. The provision for losses for the three-month period ended September 30, 1997 increased from $237.8 million in the prior-year period to $294.1 million for the current period. In both cases, the provision increased principally as a result of increased net credit losses. Total net credit losses as a percentage of average net finance receivables (the "Loss Ratio") were 2.43% and 2.47% for the nine- and three-month periods ended September 30, 1997, respectively, compared to 1.95% and 2.14% for the same periods in 1996. The increase in the Loss Ratio in both periods was principally due to a shift toward a higher percentage of unsecured net finance receivables and to increased net credit losses across the Company's unsecured and real estate portfolios. Unsecured finance receivables generally have higher loss ratios than secured finance receivables.
 Company management attributes the overall increase in net credit losses to a number of factors, including higher consumer debt levels and increased bankruptcies.

    As a result of the aforementioned increase in net credit losses, the Company increased its allowance for losses to 3.49% of net finance receivables at September 30, 1997 compared to 3.28% of net finance receivables at December 31, 1996. The allowance for losses divided by net credit losses (trailing four quarter losses), one measurement used by Company management to assess the adequacy of the allowance for losses, was
 1.56 times losses at September 30, 1997 compared to 1.72 times losses at December 31, 1996. Company management believes the allowance for losses at September 30, 1997 is sufficient to provide adequate coverage against losses in its portfolios.


    The provision for income taxes, expressed in dollars, increased for both the nine- and three-month periods ended September 30, 1997 compared to the same periods in 1996, principally as a result of an increase in pretax earnings.

 Financial Condition

    Net finance receivables grew $5.2 billion (16.4% annualized) and $1.0 billion (9.0% annualized) during the nine- and three-month periods ended September 30, 1997, respectively, compared to $5.3 billion (19.4% annualized) and $2.2 billion (22.4% annualized) for the same periods in 1996. The higher growth levels in each 1996 period compared to 1997 was primarily due to the timing of major acquisitions. The Company had growth in both consumer and commercial operations in both periods. However, of the total growth, 57% in the nine-month period ended September 30, 1997, resulted from major acquisitions, principally of credit card portfolios. There were no major acquisitions in the three-month period ended September 30, 1997.

    Composite 60+days contractual delinquency was 2.47% of gross finance receivables at September 30, 1997, which was higher than the 2.10% at December 31, 1996. The increase in the composite delinquency ratio was principally due to shifts in the mix of the Company's finance receivables portfolios and increased delinquency in most of the Company's portfolios.

    During the nine months ended September 30, 1997, stockholders' equity increased principally as a result of the aforementioned increase in net earnings.

    As a result of the aforementioned, the Company's return on average assets, average equity and average tangible equity for the nine-month period ended September 30, 1997 was 1.95%, 16.54% and 17.66%, respectively. This compares to a return on average assets, average equity and average tangible equity for the nine months ended September 30, 1996 of 2.03%, 17.11% and 18.49%, respectively.

 LIQUIDITY/CAPITAL RESOURCES

    Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital and interest rate risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

    The principal sources of cash for the Company are proceeds from the issuance of short- and long-term debt and cash provided from the Company's operations. While First Capital has made periodic capital contributions to the Company in the past, no assurance can be made with respect to future capital contributions by First Capital to the Company. Nevertheless, management believes that the Company has available sufficient liquidity, from a combination of cash provided from operations and external borrowings, to support its operations.

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

    At September 30, 1997, the Company had short- and long-term debt outstanding of $17.6 billion and $23.5 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by the Company. During the nine- and three-month periods ended September 30, 1997 and 1996, the Company raised debt aggregating $5.1 billion and $1.5 billion, and $4.2 billion and $2.3 billion, respectively, through public and private offerings.

    Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At September 30, 1997, these short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $14.4 billion, of which $1.0 billion was allocated for use by First Capital. The remaining $13.4 billion represents 76% of net short-term indebtedness outstanding at September 30, 1997.

    Associates has entered into various support agreements on behalf of its foreign affiliates. Under these support agreements, Associates has either guaranteed specific issues of such affiliates' debt denominated in foreign currency or agreed to provide additional support on a lender's reasonable request. As of September 30, 1997 the amount guaranteed by the Company including principal and accrued interest totaled $1.2 billion.

    Additionally, the Company believes it has access to other sources of liquidity, which to date it has either accessed only on a limited basis, such as securitization of assets, or has not accessed, such as the issuance of alternative forms of capital, including preferred stock.

    The Company is exposed to a variety of market risks including the effects of movements in interest rates on the Company's future borrowing costs. These exposures are monitored and managed by the Company as an integral part of its overall risk management program, the principal goal of which is to neutralize the potential impact of such exposures on the Company's financial position and results of operations. The Company primarily uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments have to date been limited to interest rate swap and treasury lock agreements. See NOTE 9 of the consolidated financial statements for a further discussion of the Company's use of derivative financial instruments.

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

    Statement of Financial Accounting Standards No. 131 (SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company plans to adopt SFAS 131 in the year ended December 31, 1998. The effect of adopting this standard is not expected to be material.

                  PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS.

       None to report.

 In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

 ITEM 5.  OTHER INFORMATION.

 CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

 Associates Corporation of North America (the "Company"), desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected. Although the Company does not anticipate that it will make forward-looking statements as a general policy, the Company will make forward-looking statements as required by law or regulation, and may from time to time make such statements with respect to management's estimation of the future operating results and business of the Company.

 The following is a summary of the factors the Company believes important that could cause actual results to differ from the Company's expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that several factors govern whether any forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. No assurance is or can be given that any important factor set forth below will be realized in a manner so as to allow the Company to achieve the desired or projected results. The words "believe," "expect," "anticipate," "intend," "aim," "will" and similar words identify forward-looking statements. The Company cautions readers that the following important factors, among others, could affect the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

    * Rapid changes in interest rates, which could limit the Company's ability to generate new finance receivables or decrease the Company's net interest margins.

    *   Increase in non-performing loans and credit losses.

    * The inability of the Company to access capital and financing on terms acceptable to the Company.

    * Changes in governmental regulation affecting the Company's ability to conduct business, the manner in which it conducts business, or the level of the interest rates charged by the Company.

    * Heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors.

    * Adverse publicity and news coverage about the Company or about any of its proposed products or services.

    *   Adverse results in litigation matters involving the Company.

    * General economic and inflationary conditions affecting consumer debt levels and credit losses and overall increases in the cost of doing business.

    * Changes in social and economic conditions such as increasing consumer bankruptcies, inflation and monetary fluctuations, and changes in tax rates or tax laws.

    * Changes in accounting policies and practices, and the application of such policies and practices to the Company.

    * Loss or retirement of key executives, employees or technical personnel.

    * The effect of changes within the Company's organization or in compensation and benefit plans and the ability of the Company to attract and retain experienced and qualified management personnel.

    * Natural events and acts of God such as earthquakes, fires or floods.

    * Adverse changes, or any announcement relating to a possible or contemplated adverse change, in the ratings obtained from any of the independent rating agencies relating to the Company's debt securities or other financial instruments.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits

           (12) Computation of Ratio of Earnings to Fixed Charges.

           (27) Financial Data Schedule.

       (b) Reports on Form 8-K

           During the third quarter ended September 30, 1997, Associates filed Current Reports on Form 8-K dated July 15, 1997
           (related to the release of second quarter earnings) and July 9 and August 12, 1997 (related to issuances of debt securities pursuant to Rule 415).

                           SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               November 13, 1997

                               ASSOCIATES CORPORATION OF NORTH AMERICA
                                             (registrant)



                               By/s/ John F. Stillo
                                 -------------------------
                                 John F. Stillo
                                 Senior Vice President, Comptroller and
                                  Principal Accounting Officer

                       INDEX TO EXHIBITS



 SEQUENTIALLY
 NUMBERED

 NUMBER                    EXHIBIT                                    PAGE

 -----------------------------------------------------------------------------
   12      -- Computation of Ratio of Earnings to Fixed Charges
   27      -- Financial Data Schedule

  ------------