Form 10-K
period 1997-12-31
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1998-02-19
CIK 7973

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                            ------------------------
                                   FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

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

As of December 31, 1997, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction J.(1)(a) and
(b) to Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and the domestic operating unit of Associates First Capital Corporation ("First Capital"), which in turn is a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). All the outstanding stock of Associates is owned directly or indirectly by First Capital. Unless the context otherwise requires, reference to Associates or to the Company includes Associates and all its subsidiaries.

INITIAL PUBLIC OFFERING AND PROPOSED SPIN-OFF

     On May 8, 1996, First Capital made an initial public offering (the "Offering") of 67 million shares of its Class A Common Stock representing a 19.3% interest in First Capital. Since the Offering, Ford has continued to own a controlling interest in First Capital's common stock. On October 8, 1997, Ford announced plans to spin off its interest in First Capital in the form of a distribution to its stockholders (the "Spin-Off"), subject to a ruling from the United States Internal Revenue Service that the transaction will be tax-free to Ford and its stockholders. The ruling process is expected to be completed in the first half of 1998. Subsequent to the Spin-Off, First Capital will no longer be a majority indirect-owned subsidiary of Ford Motor Company.

     Management believes that the Spin-Off will allow First Capital to pursue its growth strategy more effectively as a stand-alone entity, providing greater funding flexibility and improving its ability to compete effectively for acquisition candidates.

COMPANY OVERVIEW

     The Company is a leading diversified consumer and commercial finance organization which provides finance, leasing and related services to individual consumers and businesses in the United States. In addition, on January 1, 1998, the Company's operations will include those of Associates Financial Services Company of Puerto Rico, Inc. ("AFS-PR"), a Puerto Rican based consumer and commercial finance operation with net finance receivables at December 31, 1997, of $246 million. First Capital contributed AFS-PR to the Company on December 31, 1997 as described in NOTE 14 to the consolidated financial statements. At or for the year ended December 31, 1997, the Company had aggregate net finance receivables of $47.9 billion, total assets of $50.5 billion, net earnings of $902.5 million and stockholders' equity of $6.0 billion. The Company believes that it is the second largest independent finance company in the United States based on aggregate net finance receivables outstanding. The Company's finance receivables are geographically dispersed across the United States and Puerto Rico. At December 31, 1997, 12% of such receivables were in California, 7% in Florida, 7% in Texas, and no other individual state had more than 5%.

     The Company divides its diverse activities into consumer finance and commercial finance. The Company's consumer finance operations provide a variety of consumer financing products and services, including home equity lending, personal lending, retail sales finance and purchasing participations in credit card receivables originated by an affiliate, Associates National Bank (Delaware) ("ANB"). The Company's commercial finance operations provide retail financing, leasing and wholesale financing for heavy-duty and medium-duty trucks and truck trailers, construction, material handling and other industrial and communications equipment, auto fleet leasing and other commercial products and services. In addition, prior to December 31, 1997 the Company participated in First Capital's manufactured housing finance activities. On December 31, 1997 this participation was terminated and substantially all manufactured housing related assets and liabilities were transferred, at book value, to First Capital. Although financial and statistical information relating to manufactured housing financing presented herein is included with the consumer finance information, the Company managed its manufactured housing financing activities as part of its commercial finance operations. Accordingly, the manufactured housing financing operations are described under the "-- Commercial Finance" section.

     As part of its consumer finance and commercial finance activities, the Company makes available to its customers credit-related and other insurance products. See NOTE 16 to the consolidated financial statements for financial information by business segment.

     Although the Company's finance operations are confined to the United States and Puerto Rico, certain subsidiaries of First Capital which are also affiliates of the Company operate outside the United States, including in Japan, Canada, the United Kingdom, Mexico, Costa Rica and Taiwan. The Company provides certain management and other services relating to these foreign operations. See NOTE 14 to the consolidated financial statements. The results of such foreign operations are not included in the financial or statistical information of the Company presented herein.

     At December 31, 1997, Associates had 1,580 branch offices geographically dispersed throughout the United States and Puerto Rico and employed approximately 18,800 persons. Corporate headquarters are located in Irving, Texas.

     Certain prior year amounts presented herein have been restated to conform to current year methodology.

CONSUMER FINANCE

  GENERAL

     The Company's consumer finance business consists of a variety of consumer financing products and services, and purchasing participations in credit card receivables originated by an affiliate, ANB. The Company distributes its consumer finance products through multiple delivery systems, which include (i) 1,504 consumer branch offices; (ii) centralized consumer lending operations; and
(iii) centralized credit card operations managed by ANB. Home equity loans account for the largest portion of the Company's consumer finance portfolio, and are distributed through the branch delivery system and centralized lending operations. The Company also offers personal installment and revolving loans and purchases consumer retail sales finance contracts through its branch delivery and centralized lending systems. In addition, the Company purchases participations in ANB's credit card receivables which are principally generated from the issuance of VISA(R) and MasterCard(R) bankcards and private label credit cards. The Company, through certain subsidiaries and others, also makes available various credit-related and non-credit-related insurance products to its consumer finance customers, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. See the "-- Related Insurance" section. The Company also provides emergency roadside assistance and auto club services.

     The Company's consumer finance customers span a wide range of income levels, age groups and credit histories. These customers generally have a history of using credit from a variety of sources and include homeowners, purchasers of consumer durables (such as furniture, electronics and appliances) and college students. In extending credit, the Company considers, among other things, the customer's capacity to repay (e.g., income, debt ratio, and employment stability), credit history and available collateral for secured loans (including home ownership). In addition, the Company makes extensive use of credit scoring models to evaluate risk.

     The following table shows net finance receivables outstanding attributable to the various types of consumer financing products (in millions):

                  CONSUMER NET FINANCE RECEIVABLES OUTSTANDING

                                                             AT DECEMBER 31
                                        ---------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                        ---------   ---------   ---------   ---------   ---------
Home Equity Lending...................  $17,437.3   $15,435.9   $13,190.4   $11,455.2   $10,053.9
Personal Lending/Sales Finance........    6,920.6     5,786.5     4,752.7     4,188.9     3,512.6
Credit Card...........................    7,333.6     5,517.1     4,616.8     3,834.6     3,112.8
Manufactured Housing(1)...............       24.1     1,257.6     2,049.3     1,681.1     1,300.5
                                        ---------   ---------   ---------   ---------   ---------
Total Consumer........................  $31,715.6   $27,997.1   $24,609.2   $21,159.8   $17,979.8
                                        =========   =========   =========   =========   =========

---------------

(1) Information concerning manufactured housing is set forth in the "-- Commercial Finance" section. The Company considers its manufactured housing activities to be a commercial business principally because the predominant portion of its financing receivables is obtained through its relationships with manufacturers and dealers, notwithstanding the fact that the credit and related risks typically are those of the consumer purchaser of the housing. During 1997 and 1996, First Capital or the Company securitized and sold approximately $800 million and $1.3 billion, respectively, of manufactured housing retail finance receivables which reduced the dollar amount of participation owned by the Company in such receivables. In 1996, the servicing rights to such securitizations were transferred to Associates Housing Finance Services, Inc. ("AHFS"), an affiliate and subsidiary of First Capital. During 1997, the Company sold, at net book value, substantially all of its outstanding manufactured housing finance receivables to AHFS. Immediately subsequent to the sale, the Company repurchased a participation interest, at net book value, in substantially all of such receivables. Such participation was included in the net finance receivables of Associates until December 31, 1997 when the participation agreement was terminated. As of December 31, 1997, the receivables of the manufactured housing business were included in the consolidated accounts of First Capital and $24.1 million of manufactured housing receivables (which were not included in the First Capital participation agreement) were included in the accounts of the Company.

     During 1997, the finance charge yield (finance charge revenue divided by average net receivables) on all types of consumer net finance receivables averaged approximately 16% per annum. Variable rates were charged on 29% of the consumer net finance receivables outstanding at December 31, 1997. State laws often establish maximum allowable finance charges for certain consumer loans; approximately 92% of the outstanding consumer net finance receivables were either not subject to such state maximums, or if subject, were not materially restricted by such as to the interest rates charged. See the "-- Additional Information Regarding the Company -- Regulation" section.

  HOME EQUITY LENDING, PERSONAL LENDING AND RETAIL SALES FINANCE

     Home Equity Lending. At December 31, 1997, home equity loans accounted for the largest share of the Company's consumer finance portfolio. The Company's home equity lending activities consist of originating and servicing fixed and variable rate mortgage loans that are primarily secured by single-family residential properties. Typically, such loans are not used for the acquisition of homes, but are made to borrowers primarily for the purpose of debt consolidation, including the refinancing of existing mortgage loans, home improvements and a variety of other purposes.

     The following table shows certain information with respect to the Company's home equity lending receivables:

                              HOME EQUITY LENDING

                                                           AT DECEMBER 31
                                    -------------------------------------------------------------
                                      1997         1996         1995         1994         1993
                                    ---------    ---------    ---------    ---------    ---------
Net Receivables (in millions)....   $17,437.3    $15,435.9    $13,190.4    $11,455.2    $10,053.9
Average Account Balance..........   $  44,731    $  42,513    $  40,527    $  39,866    $  36,743
Number of Accounts...............     389,827      363,089      325,470      287,343      273,630

     The Company's home equity loans typically have initial maturities of 180 months. Approximately 16% of the Company's home equity loans are variable rate loans. Home equity loans may be secured by either first or second mortgages. At December 31, 1997, approximately 80% of the aggregate net outstanding balance of home equity lending receivables was secured by first mortgages.

     Personal Lending. The Company's personal lending business consists of direct origination and servicing of secured and unsecured personal loans to individuals. Personal loans are direct consumer loans that are generally not secured by real estate. Such loans may be secured by existing personal property (the realizable value of which may be less than the amount of the loan secured), including automobiles, and consumer durables. Personal loan contract terms range up to 60 months and generally require payments on an installment basis. In general, personal loans are made for debt consolidations, home improvements, education, vacations, taxes and major purchases of automobiles, appliances and other durable goods. The Company sources personal loan customers through solicitation of existing retail sales finance customers, direct mail, advertising and referrals.

     Retail Sales Finance. Retail sales finance contracts are generally for the purchase of items such as household electronics and appliances, furniture and home improvements. The Company generally purchases retail sales finance contracts from retailers of such items. Such purchases provide an important source of new loan customers. The newly-established relationship often leads to other types of financing for the customer based on the individual's credit needs. The terms of retail sales finance contracts differ based on the amount financed and the credit quality of the customer. Generally, retail sales finance contracts have terms ranging from 24 to 36 months.

     Statistical information for average personal loan and average retail sales finance contract receivables is generally similar. For example, at December 31, 1997, the average balance of the Company's outstanding personal loans was $2,404, and the average balance of the Company's outstanding retail sales finance contracts was $2,191.

     The following table shows certain information with respect to the Company's aggregate personal lending and retail sales finance contract receivables:

                     PERSONAL LENDING/RETAIL SALES FINANCE

                                                         AT DECEMBER 31
                               ------------------------------------------------------------------
                                  1997          1996          1995          1994          1993
                               ----------    ----------    ----------    ----------    ----------
Net Receivables (in
  millions).................   $  6,920.6    $  5,786.5    $  4,752.7    $  4,188.9    $  3,512.6
Average Account Balance.....   $    2,312    $    2,161    $    2,085    $    2,095    $    2,099
Number of Accounts..........    2,993,929     2,677,735     2,279,006     1,999,316     1,673,150

     Delivery of Home Equity Loans, Personal Loans and Retail Sales
Financing. The Company provides its home equity and personal loans and retail sales financing through its branch delivery and centralized lending operations, which are further described as follows:

     Branch System. At December 31, 1997, the Company's consumer finance branch system consisted of 1,504 geographically dispersed office locations in the United States and Puerto Rico. These locations operate under four different nameplates -- Associates Financial Services, TranSouth Financial, First Family Financial Services and Kentucky Finance. The Company retained the latter three nameplates following their acquisitions by the Company in order to retain name recognition and awareness, customer relationships and market niches.

     Centralized Lending. The Company's centralized home equity lending operation is conducted through Associates Home Equity Services, Inc. ("AHES"), a subsidiary of Associates. AHES extends both fixed and variable rate closed-end loans and lines of credit, secured by residential property, to customers. Prior to January 1, 1998, AHES was know as Ford Consumer Finance Company, Inc. A majority of the home equity loans at December 31, 1997 in the Company's centralized home equity lending operation were originated through mortgage brokers and financial institutions. Mortgage brokers are independent agents who match their customers with a lender based on the customer's needs and the credit profile requirements of the lender. The remainder of the home equity loans in the centralized lending operation at December 31, 1997 were originated as a result of existing customer relationships, direct mail and telemarketing efforts. The Company's centralized home equity lending operation covers most of the United States through three regional service centers and 47 district sales offices located in 26 states.

     The Company also conducts a centralized lending operation through Associates Capital Bank, Inc. ("ACB"), a Federal Deposit Insurance Corporation ("FDIC") insured Utah chartered industrial loan company. ACB offers loans by mail on a nationwide basis and operates a number of private label retail credit card programs throughout the United States.

  CREDIT CARDS

     The Company purchases participations in credit card receivables originated by ANB. ANB's credit card receivables consist primarily of VISA(R) and MasterCard(R) bankcards and private label credit cards which are marketed directly to the public and through co-operative marketing programs. The private label credit card business has principally consisted of customized revolving charge programs for customers of Amoco and Texaco. Customers use the cards to make purchases at Amoco and Texaco gasoline stations or to receive cash advances.

     The following table shows certain information regarding the Company's participations in credit card receivables:

                                  CREDIT CARD

                                                              AT DECEMBER 31
                                      ---------------------------------------------------------------
                                         1997          1996         1995         1994         1993
                                      -----------   ----------   ----------   ----------   ----------
Net Receivables (in millions).......  $   7,333.6   $  5,517.1   $  4,616.8   $  3,834.6   $  3,112.8
Average Account Balance(1)..........  $       695   $      913   $      788   $      723   $    1,462
Number of Accounts..................   10,550,328    6,039,921    5,860,315    5,302,709    2,129,227

---------------

(1) In 1994, ANB acquired Amoco's private label gasoline credit card program, which added 3.2 million active accounts. These accounts generally carried smaller balances than ANB's bankcard accounts, as did the 3.9 million active accounts of the Texaco private label credit card program acquired in 1997. These private label acquisitions have had the effect of decreasing the average balance for the Company's credit card receivables on an ongoing basis.

     The Company's revenues from its participations are derived from finance charges on revolving accounts, the interchange fees resulting from merchant discounts, annual membership and other account fees, as well as fees earned from the sale of insurance and other fee-based products. ANB's credit card receivables typically bear variable interest rates.

OTHER CONSUMER SERVICES

     Emergency Roadside Assistance and Auto Club Services. The Company offers various emergency roadside assistance and related auto club services to consumers through major corporations, primarily automobile manufacturers, including Ford (the largest client of the Company's auto club). The agreement between the Company and Ford which covers the roadside assistance services provided to Ford contains a change in control provision which would be engaged at the proposed Spin-Off date. At such time the agreement would be cancelable on 30 days notice. Should the contract be terminated, such termination would be on a prospective basis and would not have a material affect on the Company's results of operations.

COMMERCIAL FINANCE

  GENERAL

     The Company's commercial finance business provides a variety of retail and wholesale financing and leasing products and services for heavy-duty (Class 8) and medium-duty (Classes 3 through 7) trucks and truck trailers and construction, material handling and other industrial and communications equipment. Prior to December 31, 1997, the Company also provided a wide range of retail and wholesale financing products and services to the manufactured housing sector through its participation in First Capital's manufactured housing activities. On December 31, 1997 this participation was terminated and substantially all manufactured housing related assets and liabilities were transferred, at book value, to First Capital. In addition, the Company engages in a number of other commercial activities, including auto fleet leasing and fleet management services, Small Business Administration lending, employee relocation services and municipal finance. The Company, through certain subsidiaries and other third parties, also makes available various credit-related and non-credit-related insurance products to its commercial finance customers, including commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance; the Company also offers commercial auto liability insurance in certain states. See the "-- Related Insurance" section.

     The Company provides truck and truck trailer financing and leasing services from branch offices in the United States and Puerto Rico. The Company provides equipment financing and leasing services from branch offices in the United States and Puerto Rico, and utilizes two centralized lending and service operations for distributing products and services for material handling and other industrial and communications equipment. Fee-based services are also provided from centralized locations. The Company markets its insurance products to its commercial finance customers through the same delivery systems used to market its commercial finance products.

     The following table shows net finance receivables outstanding attributable to the various types of commercial financing products (in millions):

                 COMMERCIAL NET FINANCE RECEIVABLES OUTSTANDING

                                                                  AT DECEMBER 31
                                              -------------------------------------------------------
                                                1997        1996        1995        1994       1993
                                              ---------   ---------   ---------   --------   --------
Truck and Truck Trailer.....................  $ 9,011.1   $ 8,077.6   $ 7,415.7   $6,553.0   $5,476.3
Equipment...................................    4,899.8     4,261.4     3,729.1    2,909.3    2,443.9
Auto Fleet Leasing..........................    1,418.9     1,087.4       327.1      299.4      278.6
Warehouse Lending and Other(1)..............      809.1       355.4       287.2       54.2       20.5
                                              ---------   ---------   ---------   --------   --------
Total Commercial............................  $16,138.9   $13,781.8   $11,759.1   $9,815.9   $8,219.3
                                              =========   =========   =========   ========   ========
Manufactured Housing(2).....................  $    24.1   $ 1,257.6   $ 2,049.3   $1,681.1   $1,300.5
                                              =========   =========   =========   ========   ========

---------------

(1) Includes warehouse lending, Small Business Administration lending and municipal finance (prior to 1997, municipal finance was included in truck and truck trailer and equipment net finance receivables).

(2) Except as otherwise indicated, the dollar amount of manufactured housing receivables is included in the dollar amount of total consumer net finance receivables throughout this document, because the credit and related risks of the manufactured housing business are similar to those of the Company's consumer finance business. However, manufactured housing operations are described below under "-- Commercial Finance -- Manufactured Housing" as part of the Company's commercial activities because the marketing and management of manufactured housing finance products are more closely related to commercial finance products. During 1997 and 1996, First Capital or the Company securitized and sold approximately $800 million and $1.3 billion, respectively, of manufactured housing retail finance receivables, which reduced the dollar amount of participation owned by the Company in such receivables. In 1996, the servicing rights to such securitizations were transferred to AHFS, an affiliate and subsidiary of First Capital. During 1997, the Company sold, at net book value, substantially all of its outstanding manufactured housing finance receivables to AHFS. Immediately subsequent to the sale, the Company repurchased a participation interest, at net book value, in substantially all of such receivables. Such participation was included in the net finance receivables of Associates until December 31, 1997 when the participation agreement was terminated. As of December 31, 1997, the receivables of the manufactured housing business were included in the consolidated accounts of First Capital and $24.1 million of manufactured housing receivables (which were not included in the First Capital participation agreement) were included in the accounts of the Company.

     At December 31, 1997, the interest rates charged on approximately 20% of the commercial net finance receivables were variable rates. Commercial finance receivables are generally not subject to maximum finance charges established by state law, and where such restrictions apply, at the present time, they do not materially restrict the interest rates charged. See the "-- Regulation" section. At December 31, 1997, the finance charge yield on all types of commercial finance receivables averaged approximately 10% per annum, and original maturities of such receivables averaged 58 months.

     Except for lease or rental transactions in which the Company owns the equipment, liens on the equipment financed secure the receivables. In certain instances, the dealer and/or manufacturer provides some form of loss protection to the Company.

  TRUCK AND TRUCK TRAILER FINANCING AND LEASING

     The Company believes that it is a leading independent source of financing and leasing for heavy-duty trucks and truck trailers in the United States. The Company provides retail financing and leasing for purchasers and users of medium-duty trucks, heavy-duty trucks and truck trailers, as well as wholesale financing, accounts receivable financing and working capital loans to dealers and trucking companies. The Company also provides financing and leasing for truck and truck trailer purchases by truck leasing and rental companies.

     The following table shows certain information regarding the Company's truck and truck trailer financing and leasing receivables:

                            TRUCK AND TRUCK TRAILER

                                                            AT DECEMBER 31
                                     ------------------------------------------------------------
                                        1997         1996         1995         1994        1993
                                     ----------   ----------   ----------   ----------   --------
Net Receivables (in millions)......  $  9,011.1   $  8,077.6   $  7,415.7   $  6,553.0   $5,476.3
Retail and Leasing Receivables
  Average account balance..........  $   38,616   $   38,638   $   37,067   $   36,253   $ 32,829
  Number of accounts...............     211,000      188,815      172,826      161,029    150,091
Wholesale Receivables
  Average balance per dealer.......  $1,214,065   $1,117,283   $1,442,143   $1,021,429   $819,403

     The Company provides retail financing of new and used medium-duty trucks, heavy-duty trucks and truck trailers primarily on an indirect basis through truck and truck trailer dealers. Under an installment sales contract, the dealer and purchaser enter into a financing arrangement for the installment purchase of a truck or truck trailer. Subject to credit approval by the Company, the dealer assigns the installment contract to the Company. The Company funds the transaction by a payment to the dealer for the net amount financed in the contract. The Company also sources retail truck and truck trailer financing directly with the truck or truck trailer purchaser.

     Generally, retail financing transactions provide for terms up to 60 months for trucks and up to 84 months for truck trailers at fixed rates of interest. The interest rate varies depending on, among other things, the credit quality of the purchaser, the transaction size, the term and down payment, and whether the collateral is new or used.

     The Company provides fleet leasing for users of medium-duty trucks, heavy-duty trucks and truck trailers. Most of the Company's truck and truck trailer leases are non-maintenance, open-end leases. Under such leases, the customer is responsible for the maintenance and residual value of the vehicle and the Company generally retains the tax depreciation benefit.

     The Company also provides truck trailer rental services. These are represented by short-term operating leases. Under these leases, the Company is the owner of the equipment and the lessee enjoys the use of the equipment for periods of a few days or up to several months.

     In addition, the Company provides new and used vehicle wholesale financing to truck and truck trailer dealers. Generally, wholesale loans are short-term loans with variable rates (prime rate based) and are secured by inventory.

  EQUIPMENT FINANCING AND LEASING

     The Company believes that it is a leading independent source of financing and leasing of new and used construction, mining, forestry, industrial, machine tool, material handling, communications and turf maintenance equipment and golf cars in the United States. The Company offers wholesale and rental fleet financing to dealers (who may either sell or rent the equipment to end-users) and retail financing and leasing to end-users of equipment.

     The following table shows certain information regarding the Company's equipment financing and leasing receivables:

                                   EQUIPMENT

                                                             AT DECEMBER 31
                                          ----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   --------
Net Receivables (in millions)...........  $4,899.8   $4,261.4   $3,729.1   $2,909.3   $2,443.9
Retail and Leasing Receivables
  Average account balance...............  $ 28,228   $ 26,897   $ 24,795   $ 21,425   $ 19,373
  Number of accounts....................   147,468    134,207    124,121    110,691    105,076
Wholesale Receivables
  Average balance per dealer............  $653,457   $611,284   $723,889   $597,444   $458,764

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

     The Company also provides leasing for end-users of equipment, either directly to the customer or through dealers. Finance leases typically include an option for the lessee to acquire the equipment at a set time before the termination of the lease for a specified price (designed to offer the lessee an incentive to purchase as part of residual risk management) and typically include an option for the lessee to acquire the equipment at the end of the lease term for the fair market value.

     In addition, the Company provides wholesale and rental fleet financing for selected dealers. Generally, wholesale loans are short-term loans with variable rates (prime rate based) and are secured by inventory.

  MANUFACTURED HOUSING

     Prior to December 31, 1997, the Company participated in First Capital's manufactured housing activities. On December 31, 1997, this participation was terminated and substantially all manufactured housing assets were transferred at book value to First Capital. Accordingly, the manufactured housing receivable balance decreased from $1.3 billion on December 31, 1996 to $24.1 million on December 31, 1997. First Capital's manufactured housing activities consist of purchasing manufactured housing retail installment contracts originated by retail dealers, originating and servicing direct loans to purchasers, and providing wholesale financing to approved manufactured housing dealers. First Capital also offers commercial business loans to certain manufactured housing dealers to provide capital to build new retail sales centers, update existing facilities or expand into community park sales.

  AUTO FLEET LEASING

     The Company believes it is a leading provider of auto fleet leasing and management services for corporations and municipalities in the United States with auto and light truck fleets of 100 or more vehicles. At December 31, 1997 and 1996, the Company had $1.4 billion and $1.1 billion, respectively, in auto fleet leasing receivables outstanding. This has substantially increased from prior periods principally due to the July 1996 acquisition of certain auto leasing assets of USL Capital, an affiliate and Ford subsidiary and the acquisition of the commercial auto fleet leasing operation of AT&T Capital Corporation in December 1997. These acquisitions are further described in NOTE 3 to the consolidated financial statements.

  WAREHOUSE LENDING AND OTHER COMMERCIAL ACTIVITIES

     The Company's other commercial activities principally include the following products and services:

     Warehouse Lending. The Company provides short-term financing, secured by real estate mortgages, to mortgage companies and other mortgage lenders.

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

     Municipal Finance. The Company provides financing for the acquisition of real and personal property by state and local government entities, non-profit (sec.501(c)(3)) corporations and qualified industrial companies.

RELATED INSURANCE

     The Company, through certain of its subsidiaries and other third party insurance providers, makes available various credit and non-credit insurance products to its finance customers. Insurance products offered to the Company's consumer finance customers include credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. Insurance products offered to the Company's commercial finance customers include commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance. In addition to insurance underwriting, the Company also receives compensation for certain insurance programs underwritten by other companies. The Company underwrites liability insurance in certain states for its commercial auto physical damage customers.

     The purchase of insurance by a finance customer is optional with the exception of physical damage insurance on loan collateral, which is required in most instances. The customer can purchase such insurance either from the Company or an alternative carrier chosen by the customer. Premiums for insurance coverage are generally financed as part of the insured's finance obligation.

     The following table sets forth certain information relating to the Company's insurance operations (in millions):

                         INSURANCE STATISTICAL DATA(1)

                                                               YEAR ENDED DECEMBER 31
                                                     ------------------------------------------
                                                      1997     1996     1995     1994     1993
                                                     ------   ------   ------   ------   ------
Net Written Premium
  Credit life, accident and other related..........  $252.3   $232.2   $187.9   $201.7   $158.9
  Physical damage..................................   210.3    186.2    180.3    168.7    138.9
  Other casualty and liability.....................    64.2     51.4     46.4     35.5     20.1
                                                     ------   ------   ------   ------   ------
          Total....................................  $526.8   $469.8   $414.6   $405.9   $317.9
                                                     ======   ======   ======   ======   ======
Premium Revenue(2)
  Credit life, accident and other related..........  $186.6   $170.5   $164.8   $136.1   $111.4
  Physical damage..................................   140.6    143.8    115.7    130.0    114.3
  Other casualty and liability.....................    42.9     40.5     44.6     27.4     16.5
                                                     ------   ------   ------   ------   ------
          Total....................................  $370.1   $354.8   $325.1   $293.5   $242.2
                                                     ======   ======   ======   ======   ======
Investment Income..................................  $ 78.9   $ 68.4   $ 65.3   $ 44.9   $ 38.4
                                                     ======   ======   ======   ======   ======
Benefits Paid or Provided..........................  $142.1   $142.9   $135.7   $144.1   $114.9
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

(2) Includes compensation for insurance policies underwritten by other companies.

ADDITIONAL INFORMATION REGARDING THE COMPANY

  ALLOWANCE FOR LOSSES, CREDIT LOSSES AND CONTRACTUAL DELINQUENCY

     The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against anticipated losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. Additions to the allowance are generally charged to the provision for losses on finance receivables. An analysis of changes in the allowance for losses is contained in
NOTE 4 to the consolidated financial statements.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, Company policy generally provides for charge-off of various types of accounts on a contractual basis. Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually delinquent for one year. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

     The following table sets forth information as of the dates shown regarding net credit losses, allowance for losses and contractual delinquency. This information should be read in conjunction with the discussion of the Company's financial condition under the caption "-- Management's Discussion and Analysis of Financial Condition and Results of Operations".

             NET CREDIT LOSSES, ALLOWANCE FOR LOSSES TO NET FINANCE
                RECEIVABLES AND 60+DAYS CONTRACTUAL DELINQUENCY

                                                           YEAR ENDED OR AT DECEMBER 31
                                                  ----------------------------------------------
                                                    1997       1996      1995     1994     1993
                                                  --------   --------   ------   ------   ------
Net Credit Losses
  Amount (in millions)..........................  $1,107.8   $  798.0   $557.7   $456.7   $387.5
  As a Percentage of Average Net Receivables
     Consumer...................................      3.45%      2.82%    2.35%    2.29%    2.16%
     Commercial.................................      0.27       0.33     0.19     0.09     0.30
          Total.................................      2.43%      2.02%    1.66%    1.60%    1.59%
Allowance for Losses to Net Finance
  Receivables...................................      3.47%      3.28%    3.05%    3.01%    3.05%
Allowance for Losses to Net Credit Losses.......      1.50x      1.72x    1.99x    2.04x    2.06x
60+Days Contractual Delinquency
  Amount (in millions)..........................  $1,211.0   $1,038.9   $698.6   $463.8   $406.8
  As a Percentage of Finance Receivables
     Consumer...................................      3.06%      2.90%    2.24%    1.81%    1.77%
     Commercial.................................      1.04       1.12     0.64     0.28     0.53
          Total.................................      2.35%      2.29%    1.72%    1.33%    1.38%

     The Company's ten largest accounts at December 31, 1997 (all of which were current at December 31, 1997) represented less than 1% of the Company's total gross finance receivables outstanding. All ten of such accounts are commercial finance accounts and are secured.

  COMPETITION

     The markets in which the Company operates are highly competitive. Many of the competitors of the Company in different segments and regions are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than the Company and may have access to capital at a lower cost than the Company. The Company believes that the finance charge rate is one of the primary competitive factors in many of its markets. From time to time, competitors of the Company may seek to compete aggressively on the basis of pricing, and the Company may lose market share to the extent it is not willing to match competitor pricing, in order to maintain interest margins.

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

     Competition also varies, depending on the operating divisions of the Company. For example, competitors of the Company's branch system are distinct from the competitors of the Company's centralized lending operation. In addition, competition varies a great deal across geographic regions.

     Commercial Finance. In its commercial finance business, the Company competes with captive and independent finance companies, commercial banks, thrifts and other financial institutions, leasing companies, lease brokers, manufacturers, vendors and others.

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

  REGULATION

     The Company's operations are subject to extensive state and federal regulation including, but not limited to, the following federal statutes and regulations: The Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof, commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended (the "ECOA"), the Fair Credit Reporting Act of 1970, as amended (the "FCRA") and the Real Estate Settlement Procedures Act, as amended (the "RESPA"). In addition, the Company is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans.

     In the judgment of the Company, existing statutes and regulations have not had a materially adverse effect on the operations of the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or regulatory interpretations or their impact on the future business, financial condition or prospects of the Company.

     Consumer Finance. The Company's consumer finance business, including its credit card business, is generally subject to detailed supervision by governmental authorities under legislation and regulations which generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on collection practices and creditor remedies. Licenses are renewable, and may be subject to revocation for violations of such laws and regulations. In addition, most states have usury laws which limit interest rates. Federal legislation preempts state interest rate ceilings on first mortgage loans and state laws which restrict various types of alternative home equity receivables, except in those states which have specifically opted out of such preemption.

     The Company is subject to the TILA and Regulation Z promulgated thereunder. The TILA requires, among other things, disclosure of pertinent elements of consumer credit transactions, including the finance charges and the comparative costs of credit expressed in terms of an annual percentage rate. The TILA disclosure requirements are designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to enable them to compare credit terms. The TILA also guarantees consumers a three-day right to cancel certain credit transactions, including refinanced mortgages and junior mortgage loans on a consumer's primary residence. Section 32 of Regulation Z mandates that applicants for real estate loans which contain certain rate and fee amounts be provided an additional three days waiting period prior to signing loan documents.

     In addition, the Company is subject to the ECOA which, in part, prohibits credit discrimination on the basis of race, color, religion, sex, marital status, national origin and age. Regulation B promulgated under ECOA restricts the type of information that may be obtained by creditors in connection with a credit application. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are denied credit of the reasons therefor. In instances where a loan application is denied or the rate or charge on a loan is increased as a result of information obtained from a consumer credit agency, the FCRA requires the lender to supply the applicant with the name and address of the reporting agency.

     RESPA has been extended to cover real estate secured loans that are subordinated to other mortgage loans. RESPA and Regulation X thereunder require disclosure of certain information to customers within prescribed time frames and regulate the receipt or payment of fees or charges for services performed.

     Associates Capital Bank ("ACB") (formally named Associates Investment Corporation), a Utah industrial loan company, is regulated by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions in regard to capital adequacy, leverage, loans, deposits, consumer protection, community reinvestment, the payment of dividends, transactions with affiliates and other aspects of operations.

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

     Commercial Finance. Although most jurisdictions do not regulate commercial finance, certain jurisdictions do require licensing of lenders and financers, limitations on interest rates and other charges, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. The Company is also required to comply with certain provisions of the ECOA which are applicable to commercial loans.

     Small Business Administration loans made by the Company are governed by the Small Business Act and the Small Business Investment Act of 1958, as amended, and may be subject to the same regulations by certain jurisdictions as are other commercial finance operations. The federal statutes and regulations specify the types of loans and loan amounts which are eligible for the Small Business Administration's guaranty as well as the servicing requirements imposed on the lender to maintain Small Business Administration guarantees.

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

ITEM 2. PROPERTIES.

     The furniture, equipment and other physical property owned by Associates and its subsidiaries represent less than 1% of total assets at December 31, 1997 and are therefore not significant in relation to total assets. The branch finance operations are generally conducted on leased premises under short-term operating leases normally not exceeding five years. At December 31, 1997, the Company had 1,580 offices in the United States and Puerto Rico.

ITEM 3. LEGAL PROCEEDINGS.

     Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or other treble damage claims which, if adversely held against the Company, would require large expenditures or could affect the manner in which the Company conducts its business.

     Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company or the subsidiary involved and could require the Company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1997. The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted in accordance with General Instruction J.(2)(c) to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding Common Stock of Associates is owned by First Capital and all of the Class B Common Stock is owned by Associates World Capital Corporation, a wholly-owned subsidiary of First Capital. There is no market for Associates stock.

     Dividends on the Common Stock and Class B Common Stock are paid when declared by the Board of Directors. Dividends of $14.20 per share per annum on the Class B Common Stock outstanding must be paid each year before any dividends may be paid on the Common Stock. A dividend of $14.2 million was paid on Class B Common Stock during the year ended December 31, 1996. A Common Stock dividend of $204.7 million was paid during 1996. No dividends were paid in 1997.

     Associates is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements, including limitations on the payment of dividends. A restriction contained in one series of public debt securities, maturing March 15, 1999, generally limits payments of cash dividends on the Company's Common Stock during any fiscal year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in any fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.0 billion. At December 31, 1997, Associates tangible net worth was $5.7 billion. In addition, ACB and the Company's insurance subsidiaries may pay dividends and make certain other transfers of funds to the Company only up to amounts permitted by applicable banking and insurance regulations, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results which has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1997. This information is being provided in lieu of the information called for by item 6 of Form 10-K, in accordance with General Instruction J.(2)(a) to Form 10-K. The information should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this report (dollar amounts in millions):

                                                          YEAR ENDED OR AT DECEMBER 31
                                            ---------------------------------------------------------
                                              1997        1996        1995        1994        1993
                                            ---------   ---------   ---------   ---------   ---------
Results of Operations
  Total revenue...........................  $ 7,151.1   $ 6,221.4   $ 5,384.4   $ 4,387.9   $ 3,689.6
  Finance charge revenue..................    6,428.5     5,580.3     4,805.3     3,866.7     3,250.7
  Interest expense........................    2,543.9     2,206.7     1,979.8     1,509.7     1,291.8
  Net interest margin.....................    3,884.6     3,373.6     2,825.5     2,357.0     1,958.9
  Operating expenses......................    1,842.5     1,603.3     1,417.8     1,191.6       979.6
  Provision for losses....................    1,195.6       963.4       729.7       569.9       468.9
  Insurance benefits paid.................      142.1       142.9       135.7       144.1       114.9
  Earnings before provision for income
     taxes................................    1,427.0     1,305.1     1,121.4       972.6       834.4
  Provision for income taxes..............      524.5       482.0       413.3       369.1       310.7
  Net earnings............................      902.5       823.1       708.1       603.5       523.7
Balance Sheet Data
  Finance receivables, net of unearned
     finance income:
     Consumer.............................  $31,715.6   $27,997.1   $24,609.2   $21,159.8   $17,979.8
     Commercial...........................   16,138.9    13,781.8    11,759.1     9,815.9     8,219.3
                                            ---------   ---------   ---------   ---------   ---------
          Total...........................   47,854.5    41,778.9    36,368.3    30,975.7    26,199.1
                                            =========   =========   =========   =========   =========
  Allowance for losses....................    1,661.9     1,371.4     1,109.2       932.4       798.0
  Total assets............................   50,531.1    42,598.1    37,023.7    31,687.2    27,365.1
  Short-term debt (notes payable).........   18,386.6    15,714.4    13,434.7    12,211.9    10,208.2
  Long-term debt..........................   25,135.4    20,816.9    18,311.5    14,963.2    13,042.5
  Stockholders' equity....................    6,048.7     5,086.2     4,444.0     3,786.1     3,274.2
Selected Data and Ratios
  Net interest margin as a percentage of
     average net finance receivables......       8.53%       8.53%       8.39%       8.24%       8.01%
  Earnings to fixed charges...............       1.56x       1.59x       1.56x       1.64x       1.64x
  Total debt to equity....................        7.1:1       7.1:1       7.1:1       7.1:1       7.0:1
  60+days contractual delinquency.........       2.35%       2.29%       1.72%       1.33%       1.38%
  Net credit losses to average net finance
     receivables..........................       2.43        2.02        1.66        1.60        1.59
  Allowance for losses to net finance
     receivables..........................       3.47        3.28        3.05        3.01        3.05
  Allowance for losses to net credit
     losses...............................       1.50x       1.72x       1.99x       2.04x       2.06x

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is in the consumer and commercial finance business, providing finance, leasing and related insurance products as well as other services. The Company's revenues principally consist of finance charge income and, to a lesser extent, insurance premiums and investment and other fee income. The Company's primary expenses are interest expense from the funding of its finance business, provision for loan losses and operating expenses. A principal factor determining the profitability of the Company is the Company's finance charge revenue less interest expense ("net interest margin").

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

RESULTS OF OPERATIONS

  SUMMARY OF RESULTS OF OPERATIONS

     The following table summarizes the Company's net earnings and related data (dollars in millions):

                         NET EARNINGS AND RELATED DATA

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Net Earnings............................................   $902.5    $823.1    $708.1
Change in Net Earnings
  Amount................................................   $ 79.4    $115.0    $104.6
  Percent...............................................      9.6%     16.2%     17.3%

     The principal factors which influenced the changes in the Company's net earnings in each period are finance charge revenue and interest expense, operating expenses and provision for loan losses, all of which are described below:

  FINANCE CHARGE REVENUE AND INTEREST EXPENSE

     The Company's net interest margin was as follows (dollars in millions):

                              NET INTEREST MARGIN

                                                YEAR ENDED DECEMBER 31
                           -----------------------------------------------------------------
                                  1997                   1996                   1995
                           -------------------    -------------------    -------------------
                                       PERCENT                PERCENT                PERCENT
                            AMOUNT       (1)       AMOUNT       (1)       AMOUNT       (1)
                           --------    -------    --------    -------    --------    -------
Finance Charge
  Revenue...............   $6,428.5     14.11%    $5,580.3     14.12%    $4,805.3     14.27%
Interest Expense........    2,543.9      6.34      2,206.7      6.34      1,979.8      6.72
                           --------               --------               --------
Net Interest Margin.....   $3,884.6      8.53%    $3,373.6      8.53%    $2,825.5      8.39%
                           ========               ========               ========

---------------
(1) Finance charge revenue and net interest margin are expressed as a percent of average net finance receivables outstanding for the indicated period; interest expense is expressed as a percent of average debt outstanding for the indicated period.

     Finance charge revenue increased in each of the years presented, principally from growth in average net finance receivables outstanding ("ANR"). The 1997 and 1996 decreases in the finance charge yield (finance charge revenue divided by ANR) partially offset increases in finance charge revenue caused by growth. The components of the change in finance charge revenue are set forth in the following table (in millions):

                COMPONENTS OF CHANGES IN FINANCE CHARGE REVENUE

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Change Due to:
  Growth in receivables.................................   $851.9    $826.6    $725.6
  Finance charge yield..................................     (3.7)    (51.6)    213.0
                                                           ------    ------    ------
          Total.........................................   $848.2    $775.0    $938.6
                                                           ======    ======    ======

     The finance charge yields to ANR for the Company's business segments were as follows:

                          FINANCE CHARGE YIELDS TO ANR

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Consumer Segment...........................................   16.28%   16.16%   16.41%
Commercial Segment.........................................   10.01    10.14    10.08
          Total Company....................................   14.11%   14.12%   14.27%

     The principal factors which influence the trend of finance charge yields are (i) the interest rate environment; (ii) the level of business competition; and (iii) the composition of the finance receivable portfolios (i.e., "product mix"). A generally declining rate environment, changes in product mix and increased competition were the primary causes of the movements in finance charge yield from 1995 to 1997.

     Total dollars of interest expense increased in each of the three years ended 1997. In each year the increase was principally due to higher average outstanding debt as a result of the Company's growth in net finance receivables. The increase in interest expense as a result of growth in 1997 and 1996 was partially offset by a decline, compared to 1995 levels, in the Company's average borrowing rate (interest expense divided by average outstanding debt). Fluctuations in the Company's average borrowing rate were primarily caused by changes in market interest rates, which varied over the corresponding periods, and by a modest shift toward a higher percentage of floating rate debt as a percentage of total debt. Floating rate debt rates were lower than long-term debt rates in each period. Average short- and long-term borrowing rates were as follows:

                            AVERAGE BORROWING RATES

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Short-term Debt.............................................   5.70%    5.49%    5.93%
Long-term Debt(1)...........................................   6.82     7.02     7.33
          Total Debt........................................   6.34%    6.34%    6.72%

---------------
(1) Includes the current portion of long-term debt and certain long-term debt issues which bear interest on a floating rate basis.

     The short-term interest expense and average borrowing rate for short-term debt relates principally to commercial paper issued by the Company, and to a lesser extent, bank loans. Such borrowings typically are for a duration of 270 days or less. In contrast, the long-term interest expense and average borrowing rate for long-term debt relate principally to debt issued by the Company with a typical maturity in the range of 3-7 years. The changes in short- and long-term average borrowing rates from 1995 to 1997 are principally due to changes in market interest rates for debt of a comparable term and credit quality. Additionally, the Company's average long-term borrowing rate was reduced in all years, in part, by refinancing maturing debt at lower prevailing market rates, as well as by issuing larger amounts of long-term debt which bear interest on a floating rate basis.

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

                   COMPONENTS OF CHANGES IN INTEREST EXPENSE

                                                              YEAR ENDED DECEMBER 31
                                                          ------------------------------
                                                            1997       1996       1995
                                                          --------   --------   --------
Interest Expense........................................  $2,543.9   $2,206.7   $1,979.8

Change Due to:
  Growth in debt........................................  $  337.3   $  339.4   $  285.5
  Borrowing rate........................................      (0.1)    (112.5)     184.6
                                                          --------   --------   --------
          Total.........................................  $  337.2   $  226.9   $  470.1
                                                          ========   ========   ========

     As a result of the forgoing changes in finance charge revenue and interest expense, the Company's net interest margin measured in dollars increased in each of the three years ended December 31, 1997. The increase as measured in dollars was principally due to growth in net finance receivables.

  INSURANCE PREMIUM REVENUE

     Insurance premium revenue was $370.1 million, $354.8 million and $325.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Insurance premium revenue, which is earned over the coverage term, increased $15.3 million (4.3%) in 1997, $29.7 million (9.1%) in 1996, and $31.6 million
(10.8%) in 1995. The insurance operation is engaged in underwriting credit-related and other specialized insurance products for customers of the consumer and commercial finance businesses. Therefore, insurance sales, and resulting revenue, are largely dependent on the business activities and volumes of the consumer and commercial finance businesses. The increase in insurance revenue in each of the years was principally caused by increased sales of insurance products associated with the increase in net finance receivables outstanding.

  INVESTMENT AND OTHER INCOME

     Investment and other income for the years ended December 31, 1997, 1996 and 1995 was $352.5 million, $286.3 million and $254.0 million, respectively. Investment income is derived from realized or unrealized returns on the Company's investments in equity securities and realized returns on investments in debt securities, both of which are principally owned by the Company's insurance operation. Other income is primarily derived from fee-based services, such as employee relocation services and emergency roadside assistance and auto club services and from royalty, guarantee and service fees the Company receives from its foreign affiliates. The increase in other income from 1995 through 1997 was principally due to increases in other revenue related to growth in fee-based businesses.

  OPERATING EXPENSES

     Operating expenses, which do not include interest expense, were as follows (dollars in millions):

                               OPERATING EXPENSES

                                                 YEAR ENDED DECEMBER 31
                                 ------------------------------------------------------
                                       1997               1996               1995
                                 ----------------   ----------------   ----------------
                                  AMOUNT    % ANR    AMOUNT    % ANR    AMOUNT    % ANR
                                 --------   -----   --------   -----   --------   -----
Salaries and Benefits..........  $  961.5   2.11%   $  828.8   2.10%   $  711.9   2.11%
Occupancy, Data Processing and
  Other........................     881.0   1.93       774.5   1.96       705.9   2.10
                                 --------   ----    --------   ----    --------   ----
          Total................  $1,842.5   4.04%   $1,603.3   4.06%   $1,417.8   4.21%
                                 ========   ====    ========   ====    ========   ====
Efficiency Ratio...............             41.3%              41.4%              43.4%
                                            ====               ====               ====

     Total operating expenses on a dollar basis increased from 1995 to 1997, principally due to increased levels of business volume and outstanding receivables in each year. As a percentage of ANR, total operating expenses decreased from 1995 to 1997. In addition, the Company's total operating efficiency, as measured by the ratio of total operating expenses to revenues net of interest expense and insurance benefits paid or provided (the "Efficiency Ratio") improved in each year.

  ALLOWANCE FOR LOSSES, LOSSES AND ASSET QUALITY

     The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against losses in its portfolios. The allowance is determined principally on the basis of historical loss experience and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. For purposes of measuring business unit profitability, each business unit establishes an allowance for loan loss when a loan is made through a charge to the provision for losses. The Company manages its allowance for losses on finance receivables on a Company-wide basis taking into account actual and expected losses in each business unit, the relationship of the allowance for losses to net finance receivables outstanding and the relationship of the allowance for losses to total net credit losses. The resulting charge is included in the provision for losses.

     The balance of the allowance for losses was principally influenced by the provision for losses and by net credit loss experience. Additions to the allowance, due to growth in finance receivables, were generally charged to the provision for losses at the time the growth occurred. Losses were charged to the allowance as incurred and recoveries on losses previously charged to the allowance were credited to the allowance at the time the recovery was collected. The components of the changes in the allowance for losses were as follows (dollars in millions):

               COMPONENTS OF CHANGES IN THE ALLOWANCE FOR LOSSES

                                                             YEAR ENDED DECEMBER 31
                                                        --------------------------------
                                                          1997        1996        1995
                                                        --------    --------    --------
Balance at Beginning of Period........................  $1,371.4    $1,109.2    $  932.4
  Provision for losses................................   1,195.6       963.4       729.7
  Recoveries on receivables charged off...............     190.5       127.7       112.3
  Losses sustained....................................  (1,298.3)     (925.7)     (670.0)
                                                        --------    --------    --------
          Net credit loss experience..................  (1,107.8)     (798.0)     (557.7)
                                                        --------    --------    --------
  Reserves of acquired businesses and other...........     202.7        96.8         4.8
                                                        --------    --------    --------
Balance at End of Period..............................  $1,661.9    $1,371.4    $1,109.2
                                                        ========    ========    ========
Allowance for Losses to Net Finance Receivables.......      3.47%       3.28%       3.05%
Allowance for Losses to Net Credit Losses.............      1.50x       1.72x       1.99x

     The allowance for losses as a percent of net finance receivables (the "allowance ratio") increased in each year, reflecting management's opinion that delinquencies and net credit losses may increase primarily due to higher consumer debt levels and increased bankruptcies. However, in spite of the increase in the allowance ratio, the loss coverage ratio (allowance for losses as a percent of net credit losses) decreased in each year. Notwithstanding the decrease in the loss coverage ratio, management believes the allowance for losses at December 31, 1997 is sufficient to provide adequate protection against losses in its portfolios. Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1997 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

     A principal component of the change in the balance of allowance for losses in each year was the provision for losses. The following table summarizes the components of the changes in the provision for losses (in millions):

                 COMPONENTS OF CHANGES IN PROVISION FOR LOSSES

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
Change Due to:
  Change in net loss experience.............................  $187.8   $143.2   $ 19.6
  Growth in receivables, change in reserves and other.......    44.4     90.5    140.2
                                                              ------   ------   ------
          Total.............................................  $232.2   $233.7   $159.8
                                                              ======   ======   ======

     The increase in the year-over-year growth in net finance receivables was a principal cause of the increase in the provision for losses in each of the years. Additionally, in 1997, 1996 and 1995 the increase in the allowance ratio also contributed to the change in the provision for losses in those years.

     The Company's 60+days contractual delinquency and net credit losses for each of these years are set forth in the following table (dollars in millions):

                 CONTRACTUAL DELINQUENCY AND NET CREDIT LOSSES

                                                         YEAR ENDED OR AT DECEMBER 31
                                                        ------------------------------
                                                          1997        1996       1995
                                                        --------    --------    ------
60+Days Contractual Delinquency
  Consumer............................................      3.06%       2.90%     2.24%
  Commercial..........................................      1.04        1.12      0.64
          Total.......................................      2.35%       2.29%     1.72%
          Total dollars delinquent....................  $1,211.0    $1,038.9    $698.6
Net Credit Losses to ANR
  Consumer............................................      3.45%       2.82%     2.35%
  Commercial..........................................      0.27        0.33      0.19
          Total.......................................      2.43%       2.02%     1.66%
          Total dollars...............................  $1,107.8    $  798.0    $557.7

     Consumer contractual delinquency levels and net credit losses increased from 1995 through 1997, reflecting higher consumer debt levels and increased bankruptcies. In addition, commercial delinquency levels and net credit losses increased in 1996 compared to 1995, reflecting generally unfavorable trends in economic conditions. Commercial delinquency levels and net credit losses declined slightly in 1997.

  INSURANCE BENEFITS PAID OR PROVIDED

     Insurance benefits paid or provided were $142.1 million in 1997, $142.9 million in 1996 and $135.7 million in 1995. Benefits paid or provided are influenced by the amount of insurance in force, underwriting standards, loss experience, term of coverage and product mix. Benefits paid or provided increased in 1997 and 1996 as compared to 1995, primarily as a result of more insurance in force.

  PROVISION FOR INCOME TAXES

     The Company's provision for income taxes and effective tax rates were as follows (dollars in millions):

                           PROVISION FOR INCOME TAXES

                                                          YEAR ENDED DECEMBER 31
                                       ------------------------------------------------------------
                                              1997                 1996                 1995
                                       ------------------   ------------------   ------------------
                                                EFFECTIVE            EFFECTIVE            EFFECTIVE
                                       AMOUNT   TAX RATE    AMOUNT   TAX RATE    AMOUNT   TAX RATE
                                       ------   ---------   ------   ---------   ------   ---------
U.S. Statutory Rate..................  $499.4      35.0%    $456.8      35.0%    $392.5      35.0%
  State income taxes.................    22.3       1.6       20.3       1.6       13.6       1.2
  Non-deductible goodwill and
     other...........................     2.8       0.2        4.9       0.3        7.2       0.7
                                       ------     -----     ------     -----     ------     -----
Provision for Income Taxes...........  $524.5      36.8%    $482.0      36.9%    $413.3      36.9%
                                       ======     =====     ======     =====     ======     =====

     The provision for income taxes maintained consistent levels in each of the comparable periods.

FINANCIAL CONDITION

  GROWTH IN NET FINANCE RECEIVABLES

     The Company experienced growth in its consumer and commercial finance receivable portfolios in 1997 and 1996 as follows (dollars in millions):

                       GROWTH IN NET FINANCE RECEIVABLES

                                              YEAR ENDED OR AT DECEMBER 31
                                ---------------------------------------------------------
                                           1997                          1996
                                ---------------------------   ---------------------------
                                             INCREASE FROM                 INCREASE FROM
                                              PRIOR YEAR                    PRIOR YEAR
                                            ---------------               ---------------
                                 BALANCE     AMOUNT     %      BALANCE     AMOUNT     %
                                ---------   --------   ----   ---------   --------   ----
Consumer Finance..............  $31,715.6   $3,718.5   13.3%  $27,997.1   $3,387.9   13.8%
Commercial Finance............   16,138.9    2,357.1   17.1    13,781.8    2,022.7   17.2
                                ---------   --------          ---------   --------
          Total(1)............  $47,854.5   $6,075.6   14.5%  $41,778.9   $5,410.6   14.9%
                                =========   ========          =========   ========

---------------

(1) AFS-PR was contributed from First Capital to the Company on December 31, 1997. AFS-PR net finance receivables at December 31, 1997 were $246 million and the operations of AFS-PR will be recorded by the Company on a prospective basis.

     Approximately 46% and 41% of the growth in net finance receivables during 1997 and 1996, respectively, resulted from internal sources, principally through additional expansion of the Company's branch network system, increased penetration in its existing markets, entry into new markets and offering of new products. The remaining growth portion, in both years, was from the acquisition of finance receivables and companies.

  DEBT

     Total outstanding debt was $43.5 billion and $36.5 billion at December 31, 1997 and 1996, respectively. Such amounts of debt reflect net increases of $7.0 billion (19.1%) in 1997 and $4.8 billion (15.1%) in 1996. In both years, the increase was primarily a result of the growth in net finance receivables. At December 31, 1997 and 1996, short-term debt, including the current portion of long-term debt, as a percent of total debt was 52% and 51%, respectively. The current portion of long-term debt at December 31, 1997 and 1996 was $4.2 billion and $3.1 billion, respectively.

  STOCKHOLDERS' EQUITY

     Stockholders' equity increased to $6.0 billion in 1997 from $5.1 billion in 1996. In each year, the increase was principally as a result of the aforementioned increase in net earnings. Stockholders' equity was also adjusted in 1997 and 1996 by unrealized gains/(losses) of $4.9 million and $(12.7) million, respectively, related to its insurance subsidiary's investments in marketable debt securities. During 1996, the Company paid cash dividends to First Capital on its common stock in the amount of $218.9 million. No common stock dividends were paid in 1997. During 1997 the Company received a contribution of $55.1 million from its parent in the form of shares of an affiliate, Associates Financial Services Company of Puerto Rico, Inc., which approximates its fair value. During 1996 the Company received a contribution of $82.1 million from its parent in the form of shares of an affiliate, Financial Reassurance Company, Ltd., which approximated its fair value. Also, as referenced in NOTE 3 to the consolidated financial statements, in 1996 the Company paid a cash dividend to First Capital in the amount of $31.4 million related to its acquisition of certain assets from a Ford affiliate. The dividend represents the difference between the purchase price and historical value of the net assets acquired.

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

     A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manage its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's operations are principally funded through commercial paper borrowings made domestically and long-term debt borrowings made both domestically and internationally.

     At December 31, 1997, the Company had short-term debt outstanding of $18.4 billion. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Commercial paper is issued with maturities ranging from 1 to 270 days. The average interest rate on short-term debt in 1997 and 1996 was 5.70% and 5.49%, respectively.

     At December 31, 1997, the Company had long-term debt outstanding of $25.1 billion. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company in the United States and abroad. During the years ended 1997 and 1996, the Company raised debt aggregating $7.4 billion and $5.1 billion, respectively, through public and private offerings at weighted average effective interest rates and weighted average terms of 6.26% and 6.7 years and 6.57% and 4.8 years, respectively. The change in effective average interest rates was primarily caused by overall changes in market rates during such years and a slight shift in debt mix to include more floating rate debt instruments. A portion of the long-term debt raised was used to retire outstanding indebtedness. For the years ended 1997 and 1996, the Company replaced maturing long-term debt in the amount of $3.1 billion and $2.6 billion, respectively.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At December 31, 1997, these short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $14.9 billion, of which $1.2 billion was allocated for use by First Capital. The remaining $13.7 billion represents 75% of domestic net short-term indebtedness outstanding at December 31, 1997.

     Additionally, the Company believes it has access to other sources of liquidity, which to date it has either accessed only on a limited basis, such as securitization of assets, or has not accessed, such as the issuance of capital, including preferred stock.

MARKET RISK

     The risk management discussion and the estimated amounts generated from the analysis that follows are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to changes in the Company's product and debt mix and developments in the global financial markets. The analytical methods used by the Company to assess and mitigate these risks should not be considered projections of future events or operating performance.

     The Company is exposed to a variety of market risks, primarily the effects of movements in interest rates. These exposures are monitored and managed by the Company as an integral part of its overall management program, the principal goal of which is to reduce the potential impact of such exposures on the Company's financial position and operating performance. In addition to the techniques described below, the Company uses derivative financial instruments for the purpose of hedging exposures as part of its risk management program. See NOTES 2 and 15 of the consolidated financial statements for a further discussion of the Company's use of derivative financial instruments. The Company also believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate movements.

  INTEREST RATE RISK

     Interest rate risk is measured and controlled through the use of static gap analysis and financial forecasting, both of which incorporate assumptions as to future events. The Company's gap position is defined as the sum of floating rate asset balances and principal payments on fixed rate assets, less the sum of floating rate liability balances and principal payments on fixed rate liabilities. The Company measures its gap position at various time horizons, ranging from three months to five years. The Company seeks to maintain a negative three- and six-month gap, and a positive one-year gap. The Company targets a one-year gap in a range of 5% to 15% of total earning assets. At December 31, 1997, the one-year gap was a positive 8%. The Company's positive one year gap target range indicates that a greater percentage of assets than liabilities reprice within a one-year time frame.

     In addition to the gap analysis, the Company uses a simulation model to evaluate the impact on earnings under a variety of scenarios. These scenarios may include changes in the absolute level of interest rates, the shape of the yield curve, prepayments, interest rate spread relationships and changes in the volumes and rates of various asset and liability categories. For an immediate 1% increase in rates, projected annual after-tax earnings would increase by less than $1 million. An immediate 1% rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not currently represent management's view of future market developments.

     For purposes of the new United States Securities and Exchange Commission disclosure requirements, the Company has also performed an enterprise-wide value at risk ("VAR") analysis of the Company's financial assets and liabilities and their exposure to changes in interest rates. The VAR was calculated using an historical simulation risk model to calculate changes in earnings due to changes in interest rates on all significant on- and off-balance sheet exposures. The simulation generates monthly interest rate scenarios over a forecast horizon of 12 months. The VAR analysis calculates the potential after-tax earnings at risk associated from changes in interest rates, within a 95% confidence level (as required under applicable United States Securities and Exchange Commission rules). The model assumes interest rates are normally distributed and draws volatilities from various market sources including JP Morgan Risk Metrics(TM). At December 31 1997, interest rate movements would affect annual after-tax earnings by less than $10 million, as calculated under the VAR methodology.

     The Company utilizes a wide variety of risk management methods, including those discussed above, and believes that no risk model alone provides a reliable method of monitoring and controlling risk. While these models are relatively sophisticated, the quantitative risk information generated is limited by the model parameters. Therefore, such models do not substitute for the experience or judgment of Company management to adjust positions and revise strategies as deemed necessary.

YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by December 31, 1998.

     In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in the process of finalizing its determination of its reportable segments under SFAS 131 and plans to adopt SFAS 131 in the year ending December 31, 1998.

FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected. Although the Company does not anticipate that it will make forward-looking statements as a general policy, the Company will make forward-looking statements as required by law or regulation, and from time to time may make such statements with respect to management's estimation of the future operating results and business of the Company.

     The following is a summary of the factors the Company believes important and that could cause actual results to differ from the Company's expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. No assurance is or can be given that any important factor set forth below will be realized in a manner so as to allow the Company to achieve the desired or projected results. The words "believe," "expect," "anticipate," "intend," "aim," "will" and similar words identify forward-looking statements. The Company cautions readers that the following important factors, among others, could affect the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

     - Rapid changes in interest rates, limiting the Company's ability to generate new finance receivables and decreasing the Company's net interest margins.

     - Increase in non-performing loans and credit losses.

     - Rapid changes in receivable prepayment rates.

     - The inability of the Company to access capital and financing on terms acceptable to the Company.

     - Changes in governmental regulation affecting the Company's ability to conduct business, the manner in which it conducts business or the level of the interest rates charged by the Company.

     - Heightened competition, including the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors.

     - Adverse publicity and news coverage about the Company or about any of its proposed products or services.

     - Adverse results in litigation matters involving the Company.

     - General economic and inflationary conditions affecting consumer debt levels and credit losses and overall increases in the cost of doing business.

     - Changes in social and economic conditions such as increasing consumer bankruptcies, inflation and monetary fluctuations, and changes in tax rates or tax laws.

     - Changes in accounting policies and practices, and the application of such policies and practices to the Company.

     - Loss or retirement of key executives, employees or technical personnel.

     - The effect of changes within the Company's organization or in compensation and benefit plans and the ability of the Company to attract and retain experienced and qualified management personnel.

     - Natural events and acts of God such as earthquakes, fires or floods.

     - Adverse changes, or any announcement relating to a possible or contemplated adverse change, in the ratings obtained from any of the independent rating agencies relating to the Company's debt securities or other financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Associates Corporation of North America

     We have audited the accompanying consolidated balance sheets of Associates Corporation of North America (a wholly-owned subsidiary of Associates First Capital Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associates Corporation of North America as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Dallas, Texas
January 20, 1998

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (IN MILLIONS)

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
REVENUE
  Finance charges...........................................  $6,428.5    $5,580.3    $4,805.3
  Insurance premiums........................................     370.1       354.8       325.1
  Investment and other income...............................     352.5       286.3       254.0
                                                              --------    --------    --------
                                                               7,151.1     6,221.4     5,384.4
EXPENSES
  Interest expense..........................................   2,543.9     2,206.7     1,979.8
  Operating expenses........................................   1,842.5     1,603.3     1,417.8
  Provision for losses on finance receivables -- NOTE 4.....   1,195.6       963.4       729.7
  Insurance benefits paid or provided.......................     142.1       142.9       135.7
                                                              --------    --------    --------
                                                               5,724.1     4,916.3     4,263.0
                                                              --------    --------    --------
EARNINGS BEFORE PROVISION FOR INCOME TAXES..................   1,427.0     1,305.1     1,121.4
PROVISION FOR INCOME TAXES -- NOTE 10.......................     524.5       482.0       413.3
                                                              --------    --------    --------
NET EARNINGS................................................  $  902.5    $  823.1    $  708.1
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                     ASSETS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS...................................  $   294.8    $   278.4
INVESTMENTS IN DEBT AND EQUITY SECURITIES -- NOTE 5.........    1,153.5      1,044.4
FINANCE RECEIVABLES, net of unearned finance income,
  allowance for credit losses and insurance policy and
  claims reserves -- NOTE 3.................................   45,430.2     39,714.5
OTHER ASSETS -- NOTE 6......................................    3,652.6      1,560.8
                                                              ---------    ---------
          Total assets......................................  $50,531.1    $42,598.1
                                                              =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE -- NOTE 8
  Commercial Paper..........................................  $17,184.5    $14,712.6
  Bank Loans................................................    1,202.1      1,001.8
ACCOUNTS PAYABLE AND ACCRUALS...............................      960.4        980.6
LONG-TERM DEBT -- NOTE 9....................................   25,135.4     20,816.9
STOCKHOLDERS' EQUITY
  Class B Common Stock, $100 par value, 2,000,000 shares
     authorized, 1,000,000 shares issued and outstanding....      100.0        100.0
  Common Stock, no par value, 5,000 shares authorized, 260
     shares issued and outstanding, at stated value.........       47.0         47.0
  Paid-in Capital...........................................    1,667.8      1,612.7
  Retained Earnings.........................................    4,229.5      3,327.0
  Unrealized (Loss) Gain on Available-for-Sale
     Securities -- NOTES 2 and 5............................        4.4         (0.5)
                                                              ---------    ---------
          Total stockholders' equity........................    6,048.7      5,086.2
                                                              ---------    ---------
          Total liabilities and stockholders' equity........  $50,531.1    $42,598.1
                                                              =========    =========

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                          UNREALIZED
                                                                             GAIN
                                                                          (LOSS) ON
                                                                          AVAILABLE-       TOTAL
                                           COMMON   PAID-IN    RETAINED    FOR-SALE    STOCKHOLDERS'
                                           STOCK    CAPITAL    EARNINGS   SECURITIES      EQUITY
                                           ------   --------   --------   ----------   -------------
DECEMBER 31, 1994........................  $147.0   $1,330.6   $2,326.1     $(17.6)      $3,786.1
  Net Earnings...........................                         708.1                     708.1
  Contributions from Parent..............              200.0                                200.0
  Cash Dividends.........................
     Class B Common Shares...............                         (14.2)                    (14.2)
     Common Shares.......................                        (265.8)                   (265.8)
  Current Period Adjustment..............                                     29.8           29.8
                                           ------   --------   --------     ------       --------
DECEMBER 31, 1995........................  147.0     1,530.6    2,754.2       12.2        4,444.0
  Net Earnings...........................                         823.1                     823.1
  Contributions from Parent..............               82.1                                 82.1
  Cash Dividends.........................
     Class B Common Shares...............                         (14.2)                    (14.2)
     Common Shares.......................                        (204.7)                   (204.7)
     Other...............................                         (31.4)                    (31.4)
  Current Period Adjustment..............                                    (12.7)         (12.7)
                                           ------   --------   --------     ------       --------
DECEMBER 31, 1996........................  147.0     1,612.7    3,327.0       (0.5)       5,086.2
  Net Earnings...........................                         902.5                     902.5
  Contributions from Parent..............               55.1                                 55.1
  Current Period Adjustment..............                                      4.9            4.9
                                           ------   --------   --------     ------       --------
DECEMBER 31, 1997........................  $147.0   $1,667.8   $4,229.5     $  4.4       $6,048.7
                                           ======   ========   ========     ======       ========

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Cash Flows from Operating Activities
  Net earnings.........................................  $    902.5    $    823.1    $    708.1
  Adjustments to reconcile net earnings to net cash
     provided from operating activities:
       Provision for losses on finance receivables.....     1,195.6         963.4         729.7
       Depreciation and amortization...................       268.2         204.5         149.4
       Increase in insurance policy and claims
          reserves.....................................        69.4          90.3          57.2
       Deferred income taxes...........................        17.5          42.8          18.5
       Unrealized (gain) loss on trading securities....        (3.1)          1.7          (3.6)
       Purchases of trading securities.................      (174.0)                       (5.8)
       Sales and maturities of trading securities......        56.3           0.6          38.7
       (Decrease) increase in accounts payable
          and accruals.................................      (102.9)        111.2          61.3
                                                         ----------    ----------    ----------
          Net cash provided from operating
            activities.................................     2,229.5       2,237.6       1,753.5
                                                         ----------    ----------    ----------
Cash Flows from Investing Activities
  Finance receivables originated or purchased..........   (42,796.6)    (38,876.6)    (33,433.9)
  Finance receivables liquidated.......................    35,890.9      32,648.0      27,772.2
  Acquisitions of other finance businesses, net........                                  (143.9)
  (Increase) decrease in real estate loans held for
     sale..............................................       (21.8)         13.5          (3.7)
  Purchases of available-for-sale securities...........      (253.3)       (542.5)       (893.9)
  Sales and maturities of available-for-sale
     securities........................................       271.9         359.4         636.8
  Increase in other assets.............................    (2,073.8)       (487.2)        (20.6)
                                                         ----------    ----------    ----------
          Net cash used for investing activities.......    (8,982.7)     (6,885.4)     (6,087.0)
                                                         ----------    ----------    ----------
Cash Flows from Financing Activities
  Issuance of long-term debt...........................     7,366.7       5,133.1       5,154.5
  Retirement of long-term debt.........................    (3,085.5)     (2,627.6)     (2,015.7)
  Increase in notes payable............................     2,485.0       2,279.7       1,222.8
  Cash contributions from parent.......................         3.4          82.1         200.0
  Cash dividends to parent.............................                    (250.3)       (280.0)
                                                         ----------    ----------    ----------
          Net cash provided from financing
            activities.................................     6,769.6       4,617.0       4,281.6
                                                         ----------    ----------    ----------
Increase (decrease) in cash and cash equivalents.......        16.4         (30.8)        (51.9)
Cash and cash equivalents at beginning of period.......       278.4         309.2         361.1
                                                         ----------    ----------    ----------
Cash and cash equivalents at end of period.............  $    294.8    $    278.4    $    309.2
                                                         ==========    ==========    ==========
Cash paid for:
  Interest.............................................  $  2,505.3    $  2,190.8    $  1,950.6
                                                         ==========    ==========    ==========
  Income taxes.........................................  $    558.2    $    407.2    $    431.8
                                                         ==========    ==========    ==========

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and principal operating unit of Associates First Capital Corporation ("First Capital"), which in turn is a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). All the outstanding Common Stock of Associates is owned by First Capital. All shares of Class B Common Stock are owned by Associates World Capital Corporation, a wholly-owned subsidiary of First Capital. Class B Common Stock is redeemable only at the option of the issuer. The Company is a leading, diversified consumer and commercial finance organization which provides finance, leasing and related services to individual consumers and businesses in the United States and Puerto Rico. As described in NOTE 17, on October 8, 1997, Ford announced plans to spin off its 80.7% interest in First Capital in the form of a distribution of its First Capital shares to Ford common and class B stockholders.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies:

  Basis of Presentation and Consolidation

     The accompanying consolidated financial statements consolidate Associates and its subsidiaries. The amounts of goodwill relating to acquisitions are being amortized by the straight-line method over periods not exceeding forty years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows, the carrying value of the goodwill is reduced by the estimated short-fall of discounted cash flows.

     All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.

  Revenue Recognition

     Finance charges on receivables are recognized as revenue using the interest (actuarial) method. Premiums and discounts on purchased receivables are considered as yield adjustments. The unamortized balance is included in finance receivables and the associated amortization is included in finance charge revenue. Finance charge accruals are suspended on accounts when they become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. At December 31, 1997 and 1996, net finance receivables on which revenue was not accrued approximated $1.1 billion and $1.0 billion, respectively.

     Insurance premiums are recorded as unearned premiums when collected or when written and are subsequently amortized into income based on the nature and term of the underlying insurance contracts. The methods of amortization used are pro rata, sum-of-the-years-digits and a combination thereof.

     Gains or losses on sales of debt securities are included in investment and other income when realized. Unrealized gains or losses on debt securities are reported as a component of stockholders' equity, net of tax. Realized and unrealized gains or losses on equity securities, principally preferred stock, are included in investment and other income as incurred. The cost basis of debt and equity securities sold is determined by the specific identification method.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

  Receivables Sold with Servicing Retained

     As required, the Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities on January 1, 1997. In 1996, the Company securitized certain manufactured housing receivables. During 1997, the assets and related servicing of the manufactured housing business were sold, at net book value, to Associates Housing Finance Services ("AHFS"), a subsidiary of First Capital. Immediately after the sale the Company purchased a participation in substantially all of AHFS's assets. Securitized transactions have been conducted by First Capital in 1997. The Company's participation in the assets of AHFS required that these transactions be recorded in accordance with SFAS 125. Under SFAS 125, a sale is recognized when control over the securitized receivable is relinquished. The difference between the net proceeds received and the carrying amount of the receivable sold is recognized as a gain or loss on sale. To date, no significant securitization related gains or losses have been recorded by the Company. On December 31, 1997, the participation agreement was terminated and substantially all receivables of the manufactured housing business were included in the consolidated amounts of First Capital.

  Allowance for Losses on Finance Receivables

     The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. The allowance is managed on an aggregate basis considering the relationship of the allowance to net finance receivables and net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, Company policy provides for charge-off of various types of accounts on a contractual basis described as follows:
Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become one year contractually delinquent. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Extensions are granted on receivables from customers with satisfactory credit and with prior approval of management. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1997 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

  Insurance Reserves

     The reserves for future benefits and refunds upon cancellation of credit life and health insurance and property and casualty insurance are provided for in the unearned premium reserve for each class of insurance. In addition, reserves for reported claims on credit accident and health insurance are established based on standard morbidity tables used in the insurance business for such purposes. Claim reserves for reported

                    ASSOCIATES CORPORATION OF NORTH AMERICA
property and casualty insurance claims are based on estimates of costs and expenses to settle each claim. Additional amounts of reserves, based on prior experience and insurance in force, are provided for each class of insurance for claims which have been incurred but not reported as of the balance sheet date.

  Income Taxes

     First Capital and its subsidiaries are included in the consolidated federal income tax return of Ford. The provision for income taxes is computed on a separate-return basis. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     On May 6, 1996, First Capital entered into a modified tax sharing agreement with Ford which addressed the United States federal and state taxes. This agreement is discussed further in NOTE 10.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The amounts reported in the consolidated balance sheet approximate fair value.

  Disclosure about Fair Value of Financial Instruments

     The consolidated financial statements present the information required by Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments". Amounts disclosed represent estimates of fair values at a particular point in time. Significant assumptions regarding economic conditions, loss experience and risk characteristics associated with particular financial instruments and other factors were used for purposes of this disclosure. These assumptions are subjective in nature and involve matters of judgment. Changes in assumptions could have a material impact on these estimates.

  Derivative Financial Instruments

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program and holds all derivatives for purposes other than trading. Deferral (hedge) accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the underlying hedged item. Additionally, the derivative must result in cash flows that are expected to be inversely correlated to those of the underlying hedged item. Such instruments to date have been limited to interest rate swap, currency swap and treasury lock agreements.

     Interest rate and currency swap agreements are used to hedge specific debt obligations and financing transactions. Accordingly, the differential paid or received by the Company on these agreements is recognized as an adjustment to interest expense over the term of the underlying transaction.

     Treasury lock agreements are used to hedge specific anticipated debt issuances of the Company. Accordingly, the differential paid or received by the Company on maturity of a treasury lock agreement is recognized as an adjustment to interest expense over the term of the underlying financing transaction.

  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive

                    ASSOCIATES CORPORATION OF NORTH AMERICA
income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning January 1, 1998.

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in the process of finalizing its determination of its reportable segments under SFAS 131 and plans to adopt SFAS 131 in the year ending December 31, 1998.

NOTE 3 -- FINANCE RECEIVABLES

  Composition of Finance Receivables

     At December 31, 1997 and 1996, net finance receivables consisted of the following (in millions):

                                                                1997         1996
                                                              ---------    ---------
Consumer Finance
  Home equity lending.......................................  $17,437.3    $15,435.9
  Personal lending and retail sales finance.................    6,920.6      5,786.5
  Credit card...............................................    7,333.6      5,517.1
  Manufactured housing(1)...................................       24.1      1,257.6
                                                              ---------    ---------
                                                               31,715.6     27,997.1
                                                              ---------    ---------
Commercial Finance
  Truck and truck trailer...................................    9,011.1      8,077.6
  Equipment.................................................    4,899.8      4,261.4
  Auto fleet leasing........................................    1,418.9      1,087.4
  Warehouse lending and other(2)............................      809.1        355.4
                                                              ---------    ---------
                                                               16,138.9     13,781.8
                                                              ---------    ---------
          Finance receivables, net of unearned finance
            income ("net finance receivables")..............   47,854.5     41,778.9
Allowance for losses on finance receivables.................   (1,661.9)    (1,371.4)
Insurance policy and claims reserves........................     (762.4)      (693.0)
                                                              ---------    ---------
          Finance receivables, net of unearned finance
            income, allowance for losses and insurance
            policy and claims reserves......................  $45,430.2    $39,714.5
                                                              =========    =========

---------------

(1) During 1996, the Company securitized and sold approximately $1.3 billion of manufactured housing retail finance receivables. In 1996, the servicing rights to such securitizations were transferred to AHFS, an affiliate and subsidiary of First Capital. During 1997, the Company sold, at net book value, substantially all of its outstanding manufactured housing retail finance receivables to AHFS. Immediately subsequent to the sale, the Company purchased a participation interest, at net book value, in substantially all of such receivables. During 1997, First Capital securitized and sold approximately $800 million of manufactured housing finance receivables which reduced the dollar amount of participation owned by the Company in such receivables. Through its participation in AHFS manufactured housing receivables, the Company recognized no significant gains on the sale of such receivables. At December 31, 1997, the Company terminated its participation in the manufactured housing receivables of AHFS and substantially all manufactured housing receivables were transferred, at book value, to First Capital.

(2) Includes warehouse lending, Small Business Administration lending and municipal finance (in 1996, municipal finance receivables were included in truck and truck trailer and equipment net finance receivables).

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     At December 31, 1997, contractual maturities of net finance receivables were as follows (in millions):

                                                  CONSUMER     COMMERCIAL
                   YEAR DUE                       FINANCE       FINANCE        TOTAL
                   --------                      ----------    ----------    ----------
 1998..........................................  $  4,339.4    $  6,165.6    $ 10,505.0
 1999..........................................     3,829.8       4,165.2       7,995.0
 2000..........................................     3,359.5       2,648.6       6,008.1
 2001..........................................     2,711.9       1,573.2       4,285.1
 2002 and thereafter...........................    17,475.0       1,586.3      19,061.3
                                                 ----------    ----------    ----------
                                                 $ 31,715.6    $ 16,138.9    $ 47,854.5
                                                 ==========    ==========    ==========

     It is the Company's experience that a substantial portion of the consumer loan portfolio generally is renewed or repaid prior to contractual maturity dates. The above maturity schedule should not be regarded as a forecast of future cash collections.

     Included in commercial finance receivables are direct financing leases as follows (in millions):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Minimum lease rentals.......................................  $5,448.9    $4,199.5
Unearned finance income.....................................    (759.4)     (596.7)
                                                              --------    --------
  Net investment in direct financing leases.................  $4,689.5    $3,602.8
                                                              ========    ========

     Future net minimum lease rentals on direct financing leases for each of the years succeeding December 31, 1997 are as follows (in millions):
1998 -- $1,462.3; 1999 -- $1,230.4; 2000 -- $982.0; 2001 -- $609.5;
2002 -- $279.9 and 2003 and thereafter -- $125.4.

  Estimated Fair Value of Net Finance Receivables

     The estimated fair value of net finance receivables at December 31, 1997 and 1996 was $50.6 billion and $44.7 billion, respectively. In order to determine the fair values of loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. The fair value was estimated by discounting the expected cash flows from such loans at discount rates which approximate gross finance charge rates that would achieve an expected return on assets with similar risk characteristics. The estimated fair value of the credit card receivables was based on the Company's experience in pricing similar portfolios for acquisition purposes.

  Dispersion of Finance Receivables

     The Company has geographically dispersed finance receivables. The Company's total receivables were dispersed at December 31, 1997 as follows: 12% were in California, 7% in Florida, 7% in Texas, and no other individual state had more than 5%.

  Acquisitions of Finance Businesses

     During the years ended December 31, 1997, 1996 and 1995, the Company made acquisitions of finance receivables and finance businesses, the most significant of which were as follows:

          In December 1997, Associates acquired the United States based commercial auto fleet leasing operation of AT&T Capital Corporation. The fair market value of the assets acquired was approximately $233 million. The transaction was accounted for as a purchase.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

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

          In March 1997, Associates National Bank (Delaware), a subsidiary of First Capital, acquired a portfolio of bankcard credit card receivables from The Bank of New York. The fair market value of such assets acquired totaled approximately $800 million. The transaction was accounted for as a purchase by First Capital. Substantially all of the acquired receivables were sold to Associates in the form of a participation and are included in the net finance receivables of Associates.

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

                    ASSOCIATES CORPORATION OF NORTH AMERICA

NOTE 4 -- ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                          -------------------------------
                                                            1997        1996       1995
                                                          ---------   --------   --------
Balance at beginning of period..........................  $ 1,371.4   $1,109.2   $  932.4
  Provision for losses..................................    1,195.6      963.4      729.7
  Recoveries on receivables charged off.................      190.5      127.7      112.3
  Losses sustained......................................   (1,298.3)    (925.7)    (670.0)
  Reserves of acquired businesses and other.............      202.7       96.8        4.8
                                                          ---------   --------   --------
Balance at end of period................................  $ 1,661.9   $1,371.4   $1,109.2
                                                          =========   ========   ========

NOTE 5 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES

  Debt Securities

     The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale and adjusts its recorded value to market. During 1997 and 1996, gross realized gains and losses on sales amounted to $2.4 million and $0.2 million, and $3.5 million and $0.1 million, respectively. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax. The following tables set forth, by type of security issuer, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated market value at December 31, 1997 and 1996 (in millions):

                                                                   1997
                                             ------------------------------------------------
                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED   ESTIMATED
                                             AMORTIZED    HOLDING      HOLDING       MARKET
                                               COST        GAINS        LOSSES       VALUE
                                             ---------   ----------   ----------   ----------
U.S. Government obligations................  $  182.6      $  2.4       $ (0.8)     $  184.2
Corporate obligations......................     219.5         1.1         (1.1)        219.5
Mortgage-backed............................     598.4         5.4         (0.3)        603.5
Other......................................      15.3                                   15.3
                                             --------      ------       ------      --------
          Total debt securities............  $1,015.8      $  8.9       $ (2.2)     $1,022.5
                                             ========      ======       ======      ========

                                                                   1996
                                             ------------------------------------------------
                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED   ESTIMATED
                                             AMORTIZED    HOLDING      HOLDING       MARKET
                                               COST        GAINS        LOSSES       VALUE
                                             ---------   ----------   ----------   ----------
U.S. Government obligations................  $  267.1      $  4.8       $ (1.2)     $  270.7
Corporate obligations......................     282.6         1.2         (4.3)        279.5
Mortgage-backed............................     475.2         1.3         (2.7)        473.8
Other......................................      10.0         0.1                       10.1
                                             --------      ------       ------      --------
          Total debt securities............  $1,034.9      $  7.4       $ (8.2)     $1,034.1
                                             ========      ======       ======      ========

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     The amortized cost and estimated market value of debt securities at December 31, 1997 and 1996, by contractual maturity, are shown below (in millions):

                                                               1997                    1996
                                                       ---------------------   ---------------------
                                                                   ESTIMATED               ESTIMATED
                                                       AMORTIZED    MARKET     AMORTIZED    MARKET
                                                         COST        VALUE       COST        VALUE
                                                       ---------   ---------   ---------   ---------
Due in one year or less..............................  $   81.8    $   82.2    $   67.0    $   67.5
Due after one year through five years................     383.1       385.9       410.3       412.0
Due after five years through ten years...............     195.2       195.5       269.5       267.9
Due after ten years..................................     355.7       358.9       288.1       286.7
                                                       --------    --------    --------    --------
                                                       $1,015.8    $1,022.5    $1,034.9    $1,034.1
                                                       ========    ========    ========    ========

  Equity Securities

     Equity security investments, principally preferred stock, are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at December 31, 1997 and 1996 was $131.0 million and $10.3 million, respectively. Historical cost at December 31, 1997 and 1996 was $126.7 million and $7.8 million, respectively.

     Estimated market values of debt and equity securities are based on quoted market prices.

NOTE 6 -- OTHER ASSETS

     The components of other assets at December 31, 1997 and 1996 were as follows (in millions):

                                                                1997       1996
                                                              --------   --------
Balances with related parties -- NOTE 14   .................  $2,331.0   $  341.0
Goodwill....................................................     343.1      353.1
Property and equipment......................................     164.2      127.9
Collateral held for resale..................................     205.6      161.5
Other.......................................................     608.7      577.3
                                                              --------   --------
          Total other assets................................  $3,652.6   $1,560.8
                                                              ========   ========

NOTE 7 -- CREDIT FACILITIES

     At December 31, 1997, Associates had the following credit facilities (in millions):

                                           FACILITY
       CREDIT FACILITY DESCRIPTION          AMOUNT
       ---------------------------         ---------
Lines of Credit                            $ 5,635.9*
Revolving Lines                              7,505.0*
Receivables Purchase Facilities              1,775.0
                                           ---------
                                           $14,915.9
                                           =========

---------------

* Included in Associates lines of credit and revolving lines are $210 million and $2.6 billion of lines of credit and revolving lines, respectively, that are available either to First Capital or to the Company. The Company would not be responsible for any borrowing by First Capital thereunder.

     Lines of credit, revolving lines and receivables purchase facilities may be withdrawn only under certain standard conditions, including failure to pay principal or interest when due, breach of representations, warranties or covenants, default on other debt, or bankruptcy or other insolvency-type proceedings. Associates

                    ASSOCIATES CORPORATION OF NORTH AMERICA
pays fees for the availability of its credit facilities ranging from .06 to .17 of 1% per annum of the facility amount.

NOTE 8 -- NOTES PAYABLE

     Commercial paper notes are issued by Associates in the minimum amount of $100,000 with terms from 1 to 270 days. Bank loan terms range from 3 to 8 days. Information pertaining to the Company's commercial paper notes and bank loans is set forth below for the periods indicated (dollar amounts in millions):

                                                              COMMERCIAL      BANK
                                                              PAPER NOTES    LOANS
                                                              -----------   --------
Ending balance at December 31, 1997.........................   $17,184.5    $1,202.1
Weighted average interest rate at December 31, 1997.........        5.91%       7.51%
Ending balance at December 31, 1996.........................   $14,712.6    $1,001.8
Weighted average interest rate at December 31, 1996.........        5.82%       7.94%

     The amounts reported in the consolidated balance sheet approximate fair value.

NOTE 9 -- LONG-TERM DEBT

     Outstanding balances of long-term debt at December 31 were as follows (in millions):

                                      INTEREST RATE    MATURITIES
                                          RANGE         THROUGH        1997         1996
                                      -------------    ----------    ---------    ---------

Senior Notes....................       5.96%-8.55%        2037       $24,710.0    $20,391.4
Subordinated and Capital:
  Subordinated..................       6.88%-8.15%        2009           425.0        425.0
  Capital.......................       6.73%-6.73%        2002             0.4          0.5
                                                                     ---------    ---------
                                                                         425.4        425.5
                                                                     ---------    ---------
          Total long-term
            debt................                                     $25,135.4    $20,816.9
                                                                     =========    =========

     The weighted average interest rate for total long-term debt was 6.77% at December 31, 1997 and 7.02% at December 31, 1996.

     The estimated fair value of long-term debt at December 31, 1997 and 1996 was $21.5 billion and $21.2 billion, respectively. The fair value was determined by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

     Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year are: 1998, $4,190.5 million; 1999, $5,198.0 million; 2000, $3,479.2 million; 2001, $3,304.0 million; 2002,
$3,926.5 million and 2003 and thereafter, $5,037.2 million. Certain debt issues are subject to put or call redemption provision whereby repayment may be prior to the maturity date. As applicable, the amount of the option premium received by the Company is deferred and amortized over the expected life of the debt obligation.

     Associates is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

  Limitation on Payment of Dividends

     A restriction contained in one issue of debt securities which matures on March 15, 1999, generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of

                    ASSOCIATES CORPORATION OF NORTH AMERICA
consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $781.1 million was available for dividends at December 31, 1997.

  Limitation on Minimum Tangible Net Worth

     A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.0 billion. At December 31, 1997, Associates tangible net worth was approximately $5.7 billion.

NOTE 10 -- INCOME TAXES

     The following table sets forth the components of the provision for income taxes and deferred income tax (benefit) for the periods indicated (in millions):

                                                            FEDERAL    STATE    TOTAL
                                                            -------    -----    ------
Year Ended December 31, 1997
  Current.................................................  $472.7     $34.3    $507.0
                                                            ------     -----    ------
  Deferred:
     Leasing transactions.................................    52.0                52.0
     Finance revenue......................................   (37.0)              (37.0)
     Provision for losses on finance receivables and
       other..............................................     2.5                 2.5
                                                            ------     -----    ------
          Total deferred..................................    17.5                17.5
                                                            ------     -----    ------
                                                            $490.2     $34.3    $524.5
                                                            ======     =====    ======
Year Ended December 31, 1996
  Current.................................................  $407.9     $31.3    $439.2
                                                            ------     -----    ------
  Deferred:
     Leasing transactions.................................   102.5               102.5
     Finance revenue......................................    (6.9)               (6.9)
     Provision for losses on finance receivables and
       other..............................................   (52.8)              (52.8)
                                                            ------     -----    ------
          Total deferred..................................    42.8                42.8
                                                            ------     -----    ------
                                                            $450.7     $31.3    $482.0
                                                            ======     =====    ======
Year Ended December 31, 1995
  Current.................................................  $373.9     $20.9    $394.8
                                                            ------     -----    ------
  Deferred:
     Leasing transactions.................................    66.7                66.7
     Finance revenue......................................    14.0                14.0
     Provision for losses on finance receivables and
       other..............................................   (62.2)              (62.2)
                                                            ------     -----    ------
          Total deferred..................................    18.5                18.5
                                                            ------     -----    ------
                                                            $392.4     $20.9    $413.3
                                                            ======     =====    ======

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     At December 31, 1997 and 1996, the components of the Company's net deferred tax asset were as follows (in millions):

                                                                1997       1996
                                                               -------    -------
Deferred tax assets:
  Provision for losses on finance receivables and other.....   $ 642.7    $ 614.4
  Postretirement and other employee benefits................      57.1       69.3
                                                               -------    -------
                                                                 699.8      683.7
Deferred tax liabilities:
  Leasing transactions......................................    (396.3)    (344.3)
  Finance revenue and other.................................    (163.2)    (179.4)
                                                               -------    -------
                                                                (559.5)    (523.7)
                                                               -------    -------
          Net deferred tax asset............................   $ 140.3    $ 160.0
                                                               =======    =======

     First Capital is included in Ford's federal consolidated income tax group, and First Capital's federal income tax liability will be included in the consolidated federal income tax liability of Ford and its subsidiaries. In certain circumstances, First Capital's and the Company's subsidiaries will also be included with certain Ford subsidiaries in combined, consolidated or unitary income tax groups for state and local tax purposes. On May 6, 1996, First Capital entered into a modified tax sharing agreement with Ford. Pursuant to this agreement, the amount of taxes to be paid by the Company will be determined as though the Company were to file separate federal, state and local income tax returns as the common parent of an affiliated group of corporations filing combined, consolidated or unitary (as applicable) federal, state and local income tax returns.

     The effective tax rate differed from the statutory United States Federal income tax rate as follows:

                                                                 % OF PRETAX INCOME
                                                               YEAR ENDED DECEMBER 31
                                                               -----------------------
                                                               1997     1996     1995
                                                               -----    -----    -----
Statutory tax rate..........................................   35.0%    35.0%    35.0%
State tax rate..............................................    1.6      1.6      1.2
Other non-deductible items..................................    0.2      0.3      0.7
                                                               ----     ----     ----
          Effective tax rate................................   36.8%    36.9%    36.9%
                                                               ====     ====     ====

     On October 8, 1997, Ford announced its intention to distribute shares of First Capital pursuant to the tax-free spin-off provisions of the Internal Revenue Code, subject to receiving a favorable ruling from the Internal Revenue Service. Ford and First Capital plan to enter into a separation agreement which, among other matters, will determine how Ford and First Capital will settle certain tax matters related to open year tax returns subject to the existing tax sharing agreement between Ford and First Capital.

NOTE 11 -- LEASE COMMITMENTS

     Leases on the Company's branch and operating center facilities are primarily short-term and generally provide for renewal options not exceeding the initial term. Total rent expense for the years ended December 31, 1997, 1996 and 1995 was $91.9 million, $77.7 million, and $67.0 million, respectively. Minimum rental commitments as of December 31, 1997 for all noncancelable leases (primarily office leases) for the years ending December 31, 1998, 1999, 2000, 2001 and 2002 are $69.9 million, $56.0 million, $39.1 million, $24.5 million and $5.1 million, respectively, and $3.1 million thereafter.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

NOTE 12 -- EMPLOYEE BENEFITS

  Defined Benefit Plans

     The Company participates in various qualified and nonqualified pension plans (the "Plan" or "Plans") sponsored by First Capital, which together cover substantially all United States based employees who meet certain eligibility requirements.

     Net periodic pension cost for the years indicated includes the following components (in millions):

                                                                  DECEMBER 31
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Service cost............................................   $ 20.1    $ 18.8    $ 13.1
Interest cost...........................................     29.4      26.4      23.1
Actual return on Plan assets............................    (76.7)    (49.3)    (51.1)
Net amortization........................................     50.0      28.7      33.9
                                                           ------    ------    ------
  Net periodic pension cost.............................   $ 22.8    $ 24.6    $ 19.0
                                                           ======    ======    ======
Assumed discount rate, beginning of year................     7.25%     7.00%     8.25%
                                                           ======    ======    ======

     The funded status of the Plan is as follows (in millions):

                                                                DECEMBER 31
                                           -----------------------------------------------------
                                                     1997                         1996
                                           ------------------------     ------------------------
                                           QUALIFIED   NONQUALIFIED     QUALIFIED   NONQUALIFIED
                                             PLAN          PLAN           PLAN          PLAN
                                           ---------   ------------     ---------   ------------
Actuarial present value of benefit
  obligation:
  Vested.................................   $ 344.4      $  34.0         $275.0        $25.3
  Nonvested..............................      15.9          2.7           12.1          0.3
                                            -------      -------         ------        -----
Accumulated benefit obligation...........     360.3         36.7          287.1         25.6
Effect of projected future salary
  increases..............................      84.6         11.1           77.5         10.6
                                            -------      -------         ------        -----
Projected benefit obligation.............     444.9         47.8          364.6         36.2
Plan assets at fair market value.........     473.5                       376.1
                                            -------      -------         ------        -----
(Excess)/shortage of plan assets over
  plan obligation........................     (28.6)        47.8          (11.5)        36.2
Unamortized transition obligation and
  amendments.............................      (2.2)        (2.9)          (3.6)        (3.4)
Unamortized net loss.....................     (12.8)       (17.1)         (15.0)        (8.6)
Adjustment required to recognize minimum
  liability..............................                    8.9                         1.4
                                            -------      -------         ------        -----
  (Prepaid)/accrued pension liability....   $ (43.6)     $  36.7         $(30.1)       $25.6
                                            =======      =======         ======        =====
Assumed discount rate....................      6.75%        6.75%          7.25%        7.25%
                                            =======      =======         ======        =====
Projected compensation increases.........      5.00%        5.00%          6.00%        6.00%
                                            =======      =======         ======        =====
Expected return..........................      9.00%        9.00%          9.00%        9.00%
                                            =======      =======         ======        =====

---------------

Amounts in the previous two tables are presented using First Capital data as all calculations are made at the First Capital level. The corresponding amounts for the Company are not significantly different.

  Associates Savings and Profit-Sharing Plan

     The Company participates in a defined contribution plan sponsored by First Capital that covers substantially all United States based employees who meet certain eligibility requirements, is intended to

                    ASSOCIATES CORPORATION OF NORTH AMERICA
provide assistance in accumulating personal savings for retirement and is designed to qualify for favorable tax treatment under Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended. For the years ended December 31, 1997, 1996 and 1995, the Company's pretax contributions to the plan were $21.9 million, $19.1 million and $16.6 million, respectively.

  Employers' Accounting for Postretirement Benefits Other Than Pensions

     The Company provides for certain postretirement benefits through unfunded plans sponsored by First Capital. These benefits are currently provided to substantially all United States based employees who meet certain eligibility requirements. The benefits of such plans can be modified or terminated at the discretion of First Capital. The amount paid for postretirement nonpension benefits for the years ended December 31, 1997, 1996 and 1995 was approximately $2.8 million, $2.7 million and $2.0 million, respectively.

     Net periodic postretirement benefit cost for 1997, 1996 and 1995 includes the following components (in millions):

                                                                   DECEMBER 31
                                                              ---------------------
                                                              1997    1996    1995
                                                              -----   -----   -----
Service cost................................................  $ 7.1   $ 7.5   $ 5.5
Interest cost...............................................    8.2     8.2     7.7
Net amortization............................................   (1.4)   (0.7)   (1.3)
                                                              -----   -----   -----
  Net periodic postretirement benefit cost..................  $13.9   $15.0   $11.9
                                                              =====   =====   =====
Assumed discount rate, beginning of year....................   7.50%   7.25%   8.75%
                                                              =====   =====   =====

     Accrued postretirement benefit cost at December 31, 1997 and 1996 is composed of the following (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               1997     1996
                                                              ------   ------
Accumulated postretirement benefit obligation ("APBO"):
  Retired participants......................................  $ 48.3   $ 45.2
  Fully eligible participants...............................    30.0     24.9
  Other active participants.................................    51.5     45.1
                                                              ------   ------
          Total APBO........................................   129.8    115.2
Unamortized amendments......................................     2.5      3.9
Unrecognized actuarial loss.................................    (9.8)    (7.9)
                                                              ------   ------
  Accrued postretirement benefit cost.......................  $122.5   $111.2
                                                              ======   ======
Assumed discount rate.......................................    7.00%    7.50%
                                                              ======   ======

---------------

Amounts in the previous two tables are presented using First Capital data as all calculations are made at the First Capital level. The corresponding amounts for the Company are not significantly different.

     For measurement purposes, an 11.27% and 11.67% weighted average annual rate of increase in per capita cost of covered health care benefits was assumed for 1997 and 1996, respectively, decreasing gradually to 5.50% by the year 2010. Increasing the assumed health care cost trend rate by one percentage point each year would increase the APBO as of December 31, 1997 and 1996 by $9.5 million and $8.4 million, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $1.1 million and $1.2 million, respectively.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

INCENTIVE COMPENSATION PROGRAMS

     First Capital sponsors various compensation plans covering certain officers and employees.

  Incentive Compensation Plan and Long-Term Performance Plan

     The Company participates in the Incentive Compensation Plan (the "ICP"), sponsored by First Capital, which beginning in 1997 provided, among other types of compensation, for corporate annual performance pay bonuses. The size of the ICP bonus pools is determined based, in part, on the performance of First Capital. Prior to 1997, corporate annual performance bonuses were provided for by the Corporate Annual Performance Plan (the "CAPP"). The Long-Term Performance Plan ("LTPP") is a long-term cash incentive plan. The size of the LTPP incentive pool is determined for a performance period based, in part, on the success of First Capital in achieving a target level of profits established for each year of the performance period, with such annual performance then averaged for the performance period. Bonuses reflect individual participants' performances during the applicable performance period. Amounts charged to expense for these bonus plans amounted to $25.1 million, $23.3 million and $16.1 million during the years ended December 31, 1997, 1996 and 1995, respectively.

  Phantom Stock Appreciation Right Plan

     The Company participated in a long-term cash plan, the Phantom Stock Appreciation Right Plan (the "PSAR Plan"). First Capital terminated the PSAR Plan as of December 1995 and extinguished, principally by cash payment, all outstanding phantom stock appreciation rights ("PSARs") prior to completion of First Capital's initial public offering in 1996. A PSAR granted under the PSAR Plan entitled the holder thereof to receive from the Company, upon exercise of such PSAR, a specified amount of cash. A PSAR had a term of five years and vested 100% on the first anniversary of the date of grant. Amounts charged to expense by the Company under the PSAR Plan amounted to $30.1 million during the year ended December 31, 1995. No amounts were charged to expense in 1997 and 1996. Upon termination of the PSAR Plan, certain officers of the Company were required to defer one-half of the amount payable in satisfaction of their respective PSARs granted in 1995. The amounts so deferred are administered by the Company in accordance with the terms of the Associates First Capital Corporation Equity Deferral Plan (the "EDP").

  Stock-Based Compensation Plans

     Incentive Compensation Plan -- The Company participates in the ICP, formerly known as the Long-Term Equity Compensation Plan (the "ECP") sponsored by First Capital. The ECP was established in 1996, amended and renamed effective January 1, 1997. First Capital had no outstanding grants under any other stock-based compensation plan prior to 1996. The ICP allows First Capital to issue to employees awards of up to 20,799,268 shares of its Class A Common Stock ("Common Stock"). Awards may be made as nonqualified or incentive stock options, stock appreciation rights, restricted stock, performance units or performance shares.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     A summary of the activity of option grants by First Capital under the ICP for the years ended December 31, 1997 and 1996 is presented below:

                                               1997                           1996
                                   ----------------------------   ----------------------------
                                               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                    OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                   ---------   ----------------   ---------   ----------------
Outstanding at beginning of
  year...........................  2,374,440        $29.07                         $
Granted..........................  2,386,025         43.59        2,436,290         29.07
Exercised........................   (216,604)        30.10
Forfeited........................   (349,010)        36.96          (61,850)        29.00
                                   ---------                      ---------
Outstanding at end of year.......  4,194,851        $36.62        2,374,440        $29.07
                                   =========        ======        =========        ======
Options exercisable at year
  end............................    520,419        $29.09
                                   =========        ======
Weighted-average fair value of
  options granted during the
  year...........................  $   11.24                      $    9.32
                                   =========                      =========

     The fair value was determined at the date of grant using the Black-Scholes option-pricing model which assumed a 1997 and 1996 dividend yield range of 0.65%-0.92% and 0.97%-1.38%, expected volatility of 22.00% and 30.44%, risk free interest rate range of 5.90%-6.81% and 6.30%-6.66%, respectively, and an expected option life range of 4-6 years.

     The weighted average remaining life and weighted average exercise price for total options outstanding and exercisable options outstanding at December 31, 1997 is summarized below:

                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                           -------------------------------------------   ------------------------
    RANGE OF EXERCISE                  WEIGHTED-AVG.    WEIGHTED-AVG.              WEIGHTED-AVG.
         PRICES             OPTIONS    REMAINING LIFE   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
    -----------------      ---------   --------------   --------------   -------   --------------
                                          (YEARS)
$29.00 to $39.99.........  2,010,881        8.35            $29.02       517,755       $29.03
 40.00 to  62.19.........  2,183,970        9.02             43.61         2,664        41.38
                           ---------                                     -------
 29.00 to  62.19.........  4,194,851        8.70             36.62       520,419        29.09
                           =========                                     =======

     Under the ICP, in 1997 and 1996, First Capital issued 42,000 and 169,630 shares of restricted Common Stock to employees, of which 200,500 were outstanding at December 31, 1997.

     Deemed Investment in Stock -- In 1997 and 1996 under the EDP, First Capital credited PSAR amounts deferred by selected employees to unfunded accounts that are deemed to be invested in shares of First Capital Common Stock. Accounts are credited with amounts that reflect dividends paid on Common Stock, which amounts are then deemed to be reinvested in First Capital Common Stock. Amounts deferred are fully vested and payable beginning in May 2001, subject to earlier distribution upon a participant's death, disability, retirement or termination of employment, in cash and/or shares of First Capital Common Stock. Approximately 860 and 131,890 deemed shares were issued by First Capital during 1997 and 1996, respectively, including 860 and 608 respective shares related to the reinvestment of dividends, 104,257 of which were outstanding at December 31, 1997. The value of all such shares at year end based on $71 3/16 per common share was $7.4 million.

     Accounting for Stock-Based Compensation Plans -- First Capital has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") in accounting for its stock-based compensation plans. Had the compensation cost of First Capital's stock-based compensation plans been determined based on the optional

                    ASSOCIATES CORPORATION OF NORTH AMERICA
provisions of SFAS 123, in the years ended December 31, 1997 and 1996 the Company's net income would have been approximately $894 million and $820 million, respectively.

NOTE 13 -- COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

     Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or other treble damage claims which, if adversely held against the Company, would require large expenditures or could affect the manner in which the Company conducts its business.

     Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company or the subsidiary involved and could require the Company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1997. The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

NOTE 14 -- TRANSACTIONS AND BALANCES WITH RELATED PARTIES

     Associates provides debt financing or advances to certain foreign affiliates. At December 31, 1997 and 1996, amounts due from foreign affiliates totaled $37.1 million and $35.2 million, respectively, and were included in other assets. These receivables or advances bear variable interest rates (as applicable) and are payable on demand. Interest income related to these transactions was $2.2 million, $6.4 million and $7.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The estimated fair value of these receivables was $37.1 million and $35.2 million at December 31, 1997 and 1996, respectively.

     Associates, from time to time, invests a portion of its working capital funds in variable rate demand notes of First Capital. The balance of its investment at December 31, 1996 was $(162.6) million and was included in other assets. There was no balance outstanding at December 31, 1997. Income from such investments totaled $0.3 million, $15.8 million and $14.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Associates occasionally makes advances to Associates National Bank (Delaware) ("ANB"), a wholly-owned subsidiary of First Capital. The balances of such advances at December 31, 1997 and 1996 were $252.6 million and $174.2 million, respectively, and were included in other assets. Income from such advances totaled $11.6 million, $8.6 million and $6.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     In 1997, Associates began making advances to AHFS, a wholly-owned subsidiary of First Capital in the form of a participation in the finance receivables of AHFS. At December 31, 1997, the participation agreement was terminated and replaced with an advance to AHFS. The balance of such advance at December 31, 1997 was $1.6 billion and is included in other assets. Income from such participation agreement and advance totaled $9.3 million for the year ended December 31, 1997.

     At December 31, 1997 and 1996, the net consumer finance receivables included participations in credit card receivables owned or originated by ANB, an affiliate of Associates. The balances of these receivables were $7.3 billion and $5.5 billion at December 31, 1997 and 1996, respectively, and were included in finance receivables.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     The Company provides certain services of an administrative nature, use of certain tangible and intangible assets, including trademarks, guarantees of debt support agreements (comfort letters) and related interest, and other management services to certain of its foreign affiliates in Japan, Canada, the United Kingdom, Costa Rica and Taiwan. Services and usage are charged to the affiliates based on the nature of the service. Fees for financial accommodations range from 0.25% to 2.00% of the average outstanding debt guaranteed. Management believes such charges reflect the market value for such services, usage and guarantees. The amounts paid or accrued under these arrangements for the years ended December 31, 1997, 1996 and 1995 were $84.8 million, $74.7 million and $68.4 million, respectively.

     The Company provides certain emergency roadside assistance and auto club services and employee relocation services to Ford. Revenues related to these services were $36.0 million, $33.4 million and $29.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. The agreement between the Company and Ford which covers the roadside assistance services provided to Ford contains a change in control provision which would be engaged at the proposed spin-off date. At such time the agreement would be cancelable on 30 days notice. Should the contract be terminated, such termination would be on a prospective basis and would not have a material effect on the Company's results of operations.

     At December 31, 1997, the Company was a guarantor on debt and related accrued interest of its foreign affiliate in Canada amounting to $1.2 billion.

     Associates receives a fee for services it provides to First Capital. During the years ended December 31, 1997, 1996 and 1995, Associates received $15.0 million, $6.0 million and $6.0 million, respectively in fees for these services.

     At December 31, 1997 and 1996, Associates current income taxes (receivable)/payable to First Capital amounted to $(8.1) million and $25.9 million, respectively.

     On December 31, 1997 the Company received a contribution of $55.1 million from its parent in the form of shares of an affiliate, Associates Financial Services Company of Puerto Rico, Inc., ("AFS-PR"). The contribution was recorded at fair value. The effect of AFS-PR's operations on the Company's current and prior year financial statements was not significant; accordingly, the operations of AFS-PR have not been retroactively reflected in the Company's financial statements.

     In March 1997, ANB, an affiliate of the Company acquired a portfolio of approximately $800 million in credit card receivables from The Bank of New York. Subsequently all of the receivables were sold to Associates in the form of a participation and are included in the Company's net finance receivables. A director of First Capital was Chairman and Chief Executive officer of The Bank of New York during 1997. The Bank of New York and the Company are not otherwise affiliated.

NOTE 15 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISKS

     The Company maintains cash, cash equivalents, investments, and certain other financial instruments with various major financial institutions. To the extent such deposits exceed maximum insurance levels, they are uninsured.

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to interest rate swap, currency swap and treasury lock agreements.

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

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing and anticipated debt issuances of the Company. Such agreements are executed as an integral element of specific or anticipated financing transactions. The aggregate notional amount of interest rate swap and treasury lock agreements at December 31, 1997 was $2.0 billion. The fair value of such agreements at December 31, 1997 was $(6.8) million. Interest rate swap and treasury lock agreements mature on varying dates over the next 2 years and 9 months, respectively. The Company had no such agreements at December 31, 1996.

     At December 31, 1997, the Company had foreign currency swap agreements wherein the Company is obligated to receive a specific foreign currency in exchange for United States Dollars at varying times over the next 4 years. The aggregate notional amount of these agreements at December 31, 1997 was $272.7 million. The fair value of such agreements at December 31, 1997 was $1.2 million. The Company had no currency swap agreements at December 31, 1996. Such agreements have been designated by the Company for accounting purposes as hedges of specific debt obligations and are held for purposes other than trading.

     The consumer finance business grants revolving lines of credit to certain of its revolving customers. At December 31, 1997 the unused portion of these lines aggregated $4.1 billion. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

     The commercial finance business grants lines of credit to certain dealers of truck, construction equipment and manufactured housing. At December 31, 1997 the unused portion of these lines aggregated $1.3 billion. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

NOTE 16 -- BUSINESS SEGMENT INFORMATION

     Associates primary business activities are consumer finance and commercial finance. The consumer finance operation is engaged in home equity, personal and sales finance lending, purchasing participations in credit card receivables and providing emergency roadside assistance and auto club services. The commercial finance operation is principally engaged in the financing and leasing of transportation, industrial and communication equipment, auto fleet leasing and fleet management services, warehouse lending, Small Business Administration lending and employee relocation services. The Company has an insurance operation which is engaged in underwriting credit life, credit accident and health, property and casualty, and accidental death and dismemberment insurance, principally for customers of the finance operations. Such insurance activity is conducted by the Company's licensed insurance agents and managed as a separate activity. Insurance sales are dependent on the business activities and volumes of the consumer and commercial business. Accordingly, insurance revenues and related claims are included in the consumer and commercial business to which they relate.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     The following table sets forth information by business segment (in millions):

                                                        BUSINESS SEGMENT
                                                     ----------------------
                                                     CONSUMER    COMMERCIAL
                                                      FINANCE    FINANCE(1)   CONSOLIDATED
                                                     ---------   ----------   ------------
Year Ended or at December 31, 1997
  Revenue..........................................  $ 5,343.1   $ 1,808.0     $ 7,151.1
                                                     =========   =========     =========
  Operating income(2)..............................  $   936.9   $   490.1     $ 1,427.0
                                                     =========   =========     =========
  Total assets.....................................  $34,157.0   $16,374.1     $50,531.1
                                                     =========   =========     =========
Year Ended or at December 31, 1996
  Revenue..........................................  $ 4,493.2   $ 1,728.2     $ 6,221.4
                                                     =========   =========     =========
  Operating income(2)..............................  $   914.5   $   390.6     $ 1,305.1
                                                     =========   =========     =========
  Total assets.....................................  $27,665.6   $14,932.5     $42,598.1
                                                     =========   =========     =========
Year Ended or at December 31, 1995
  Revenue..........................................  $ 3,882.4   $ 1,502.0     $ 5,384.4
                                                     =========   =========     =========
  Operating income(2)..............................  $   795.9   $   325.5     $ 1,121.4
                                                     =========   =========     =========
  Total assets.....................................  $23,278.0   $13,745.7     $37,023.7
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

NOTE 17 -- SUBSEQUENT EVENT

     On October 8, 1997, Ford announced plans to spin off its 80.7% interest in First Capital in the form of a distribution of its First Capital shares to Ford common and class B stockholders. The transaction is subject to a ruling from the United States Internal Revenue Service that the transaction will be tax-free to Ford and its stockholders. The ruling process is expected to be completed in the first half of 1998.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

NOTE 18 -- UNAUDITED QUARTERLY FINANCIAL DATA

     The following table sets forth the unaudited quarterly results of operations (in millions):

                                                                 1997
                                               -----------------------------------------
                                                FOURTH     THIRD      SECOND     FIRST
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   --------
Finance charges..............................  $1,684.3   $1,631.5   $1,595.5   $1,517.2
                                               ========   ========   ========   ========
Interest expense.............................  $  681.0   $  655.2   $  623.6   $  584.1
                                               ========   ========   ========   ========
Earnings before provision for income taxes...  $  365.9   $  364.7   $  358.6   $  337.8
Provision for income taxes...................     134.5      134.7      132.9      122.4
                                               --------   --------   --------   --------
Net earnings.................................  $  231.4   $  230.0   $  225.7   $  215.4
                                               ========   ========   ========   ========

                                                                 1996
                                               -----------------------------------------
                                                FOURTH     THIRD      SECOND     FIRST
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   --------
Finance charges..............................  $1,478.0   $1,439.8   $1,354.2   $1,308.3
                                               ========   ========   ========   ========
Interest expense.............................  $  579.3   $  581.4   $  531.3   $  514.7
                                               ========   ========   ========   ========
Earnings before provision for income taxes...  $  345.6   $  326.4   $  324.3   $  308.8
Provision for income taxes...................     128.9      119.3      118.8      115.0
                                               --------   --------   --------   --------
Net earnings.................................  $  216.7   $  207.1   $  205.5   $  193.8
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) Financial Statements

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   25
Consolidated Statement of Earnings for the years ended
  December 31, 1997, 1996 and 1995..........................   26
Consolidated Balance Sheet at December 31, 1997 and 1996....   27
Consolidated Statement of Changes in Stockholders' Equity
  for the years ended December 31, 1997, 1996 and 1995......   28
Consolidated Statement of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   29
Notes to consolidated financial statements..................   30

     (b) Reports on Form 8-K

        During the quarter ended December 31, 1997, Associates filed Current Reports on Form 8-K dated October 8, 1997 (related to the announcement of Ford's planned spin-off of First Capital), October 14, 1997 (related to the release of third quarter earnings) and October 23, 1997 and December 4, 1997 (both related to the issuances of debt securities pursuant to Rule 415).

     (c) Exhibits

        (3)              (1) Certificate of Incorporation. Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal
                             year ended October 31, 1986.
                         (2) By-laws.
        (4)              Instruments with respect to issues of long-term debt have
                         not been filed as exhibits to this annual report on Form
                         10-K as the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the
                         registrant and its consolidated subsidiaries. Registrant
                         agrees to furnish to the Commission a copy of each such
                         instrument upon its request.
       (12)              Computation of Ratio of Earnings to Fixed Charges.
       (21)              Subsidiaries of the registrant. Omitted in accordance with
                         General Instruction J.(2)(b) to Form 10-K.
       (23)              Consent of Independent Accountants.
       (24)              Powers of Attorney.
       (27)              Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASSOCIATES CORPORATION OF NORTH AMERICA

                                     By          /s/ JOHN F. STILLO
                                       -----------------------------------------
                                         Senior Vice President and Comptroller
                                                   February 19, 1998

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                /s/ KEITH W. HUGHES*                   Chairman of the Board,
-----------------------------------------------------    Principal Executive Officer
                  (Keith W. Hughes)                      and Director

               /s/ HAROLD D. MARSHALL*                 President and Director         February 19, 1998
-----------------------------------------------------
                (Harold D. Marshall)

                 /s/ ROY A. GUTHRIE*                   Senior Executive Vice
-----------------------------------------------------    President, Chief Financial
                  (Roy A. Guthrie)                       Officer and Director

                 /s/ JOHN F. STILLO                    Senior Vice President,
-----------------------------------------------------    Comptroller and Principal
                  (John F. Stillo)                       Accounting Officer

     By signing his name hereto, John F. Stillo signs this document on behalf of himself and each of the other persons indicated above pursuant to powers of attorney duly executed by such persons.

                                     *By         /s/ JOHN F. STILLO
                                        ----------------------------------------
                                                    Attorney-in-fact

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
           (3)             (1) Certificate of Incorporation. Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal
                               year ended October 31, 1986.
                           (2) By-laws.
           (4)             Instruments with respect to issues of long-term debt have
                           not been filed as exhibits to this annual report on Form
                           10-K as the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the
                           registrant and its consolidated subsidiaries. Registrant
                           agrees to furnish to the Commission a copy of each such
                           instrument upon its request.
          (12)             Computation of Ratio of Earnings to Fixed Charges.
          (21)             Subsidiaries of the registrant. Omitted in accordance with
                           General Instruction J.(2)(b) to Form 10-K.
          (23)             Consent of Independent Accountants.
          (24)             Powers of Attorney.
          (27)             Financial Data Schedule.