Form 10-Q
period 1998-03-31
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1998-05-13
CIK 7973

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549-1004

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1998


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

 As of March 31, 1998, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


            ASSOCIATES CORPORATION OF NORTH AMERICA
               CONSOLIDATED STATEMENT OF EARNINGS
                         (In Millions)


                                                       Three Months Ended
                                                             March 31
                                                        1998          1997
                                                        ----          ----
REVENUE
   Finance charges                                   $1,672.2      $1,517.2

   Insurance premiums                                    98.2          87.6

   Investment and other income                          117.2          74.7
                                                     --------      --------
                                                      1,887.6       1,679.5

 EXPENSES
   Interest expense                                     692.2         584.1

   Operating expenses                                   460.6         426.6

   Provision for losses on finance
    receivables - NOTE 6                                326.1         295.6

   Insurance benefits paid or provided                   41.8          35.4
                                                     --------      --------
                                                      1,520.7       1,341.7
                                                     --------      --------
 EARNINGS BEFORE PROVISION FOR INCOME TAXES             366.9         337.8

 PROVISION FOR INCOME TAXES                             131.4         122.4
                                                     --------      --------
 NET EARNINGS                                        $  235.5      $  215.4
                                                     ========      ========



        See notes to consolidated financial statements.

            ASSOCIATES CORPORATION OF NORTH AMERICA
                   CONSOLIDATED BALANCE SHEET
                     (Dollars In Millions)

                                                 March 31     December 31
                                                   1998          1997
                                                 --------     -----------
                             ASSETS

 CASH AND CASH EQUIVALENTS                       $   472.7      $   294.8
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTE 4                                         1,328.4        1,153.5
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves
   - NOTE 5                                       45,364.2       45,430.2
 OTHER ASSETS - NOTE 7                             4,968.2        3,652.6
                                                 ---------      ---------
     Total assets                                $52,133.5      $50,531.1
                                                 =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                              $19,529.2      $17,184.5
   Bank Loans                                         50.0        1,202.1
 ACCOUNTS PAYABLE AND ACCRUALS                     1,095.9          960.4
 LONG-TERM DEBT, unsecured
   Senior Notes                                   24,751.7       24,710.0
   Subordinated and Capital Notes                    425.4          425.4
                                                 ---------      ---------
                                                  25,177.1       25,135.4

 STOCKHOLDERS' EQUITY
   Class B Common Stock, $100 par value,
    2,000,000 shares authorized, 1,000,000
    shares issued and outstanding                    100.0          100.0
   Common Stock, no par value, 5,000 shares
    authorized, 260 shares issued and
    outstanding, at stated value                      47.0           47.0
   Paid-in Capital                                 1,667.8        1,667.8
   Retained Earnings                               4,465.0        4,229.5
   Accumulated Other Comprehensive Income
    - NOTE 3                                           1.5            4.4
                                                 ---------      ---------
     Total stockholders' equity                    6,281.3        6,048.7
                                                 ---------      ---------
     Total liabilities and stockholders'equity   $52,133.5      $50,531.1
                                                 =========      =========


         See notes to consolidated financial statements.
            ASSOCIATES CORPORATION OF NORTH AMERICA
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Millions)

                                                     Three Months Ended
                                                          March 31
                                                     1998          1997
                                                     ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                  $   235.5      $  215.4
   Adjustments to reconcile net earnings to
    net cash provided from operating activities:
     Provision for losses on finance receivables     326.1         295.6
     Increase in accounts payable and accruals       120.6          66.9
     Depreciation and amortization                    78.9          57.0
     Unrealized gain on trading securities            (7.0)
     Purchases of trading securities                (253.6)
     Sales and maturities of trading securities       31.1
     Deferred income taxes                            16.4          (3.7)
     Increase in insurance policy and claims
      reserves                                         6.4          12.3
                                                 ---------      --------
       Net cash provided from operating
        activities                                   554.4         643.5
                                                 ---------      --------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased   (10,398.5)     (9,359.0)
   Finance receivables liquidated                  9,847.7       8,058.5
   Finance receivables sold                          234.9
   Purchases of available-for-sale securities       (227.8)       (131.7)
   Sales and maturities of available-for-sale
    securities                                       277.7          25.5
   Increase in other assets                       (1,344.8)       (131.3)
                                                 ---------      --------
       Net cash used for investing
        activities                                (1,610.8)     (1,538.0)
                                                 ---------      --------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                      1,551.9         501.7
   Retirement of long-term debt                   (1,510.2)       (640.5)
   Increase in notes payable                       1,192.6       1,006.3
                                                 ---------      --------
       Net cash provided from financing
        activities                                 1,234.3         867.5
                                                 ---------      --------
 INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS     177.9         (27.0)

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                          294.8         278.4
                                                 ---------      --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   472.7     $   251.4
                                                 =========     =========
 CASH PAID FOR:
   Interest                                      $   625.8     $   541.5
                                                 =========     =========
   Income taxes                                  $     3.7     $     2.4
                                                 =========     =========
         See notes to consolidated financial statements.
            ASSOCIATES CORPORATION OF NORTH AMERICA
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - THE COMPANY

     Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and the principal operating unit of Associates First Capital Corporation ("First Capital"). Prior to April 7, 1998, First Capital was a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). On April 7, 1998, Ford completed a spin-off of its interest in First Capital in the form of a tax-free distribution of its First Capital shares to Ford common and Ford class B stockholders. All the outstanding Common Stock of Associates is owned by First Capital. All shares of the Company's Class B Common stock are owned by Associates World Capital Corporation, a wholly-owned subsidiary of First Capital. Class B Common Stock is redeemable only at the option of the issuer.


 NOTE 2 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements consolidate Associates and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

     In the opinion of the management of Associates, all adjustments necessary to present fairly the results of operations and financial position have been made and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


 NOTE 3 - COMPREHENSIVE INCOME

 The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", on January 1, 1998. Pursuant to SFAS 130, accumulated other comprehensive income was reported on the consolidated balance sheet and consisted of net unrealized losses on available-for-sale securities of $1.5 million and $4.4 million at March 31, 1998 and December 31, 1997, respectively.

 Comprehensive income for the three-month period ended March 31, 1998 and 1997 consisted of the following components (in millions):

                                                  Three Months Ended
                                                        March 31
                                                    1998         1997

     Net earnings                                  $235.5       $215.4
     Unrealized loss on available-for-sale
        securities                                   (2.9)       (10.4)
          Comprehensive income                     $232.6       $205.0

  NOTE 4 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   AVAILABLE-FOR-SALE SECURITIES

     The Company invests in debt and asset-backed securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in these securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at March 31, 1998 and December 31, 1997 was $1.0 billion for both periods. Amortized cost at March 31, 1998 and December 31, 1997 was also $1.0 billion for both periods. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   TRADING SECURITIES

     Trading securities, principally preferred stock, are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at March 31, 1998 and December 31, 1997 was $360.6 million and $131.0 million, respectively. Historical cost at March 31, 1998 and December 31, 1997 was $353.0 million and $126.7 million, respectively.


 NOTE 5 - FINANCE RECEIVABLES

     At March 31, 1998 and December 31, 1997, finance receivables consisted of the following (in millions):
                                                 March 31     December 31
                                                   1998          1997
   Consumer Finance
     Home equity lending(1)                      $17,988.0     $17,437.3
     Personal lending and retail sales finance     6,823.8       6,920.6
     Credit card                                   6,908.7       7,333.6
     Manufactured housing                             24.5          24.1
                                                  31,745.0      31,715.6
   Commercial Finance
     Truck and truck trailer                       9,314.1       9,011.1
     Equipment(2)                                  4,400.6       4,899.8
     Fleet leasing                                 1,442.8       1,418.9
     Warehouse lending and other                     924.7         809.1
                                                  16,082.2      16,138.9
       Finance receivables, net of unearned
        finance income ("net finance
        receivables")                             47,827.2      47,854.5
   Allowance for losses on finance receivables    (1,694.1)     (1,661.9)
   Insurance policy and claims reserves             (768.9)       (762.4)
       Finance receivables, net of unearned
        finance income, allowance for credit
        losses and insurance policy and claims
        reserves                                 $45,364.2     $45,430.2

 (1) In March 1998, the Company securitized and sold approximately $235 million of home equity lending receivables. No significant gain or loss was recorded on this transaction. The Company retained the servicing responsibilities for these receivables.

 (2) In March 1998, approximately $650 million of equipment finance receivables were sold at book value to First Capital. No gain or loss was recorded on the sale.


 NOTE 6 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                       Three Months Ended     Year Ended
                                            March 31          December 31
                                       1998          1997         1997
                                       ----          ----         ----
   Balance at beginning of period    $1,661.9      $1,371.4    $1,371.4
     Provision for losses               326.1         295.6     1,195.6
     Recoveries on receivables
      charged off                        51.9          40.6       190.5
     Losses sustained                  (347.9)       (290.6)   (1,298.3)
     Reserves of acquired businesses
      and other                           2.1          51.4       202.7
                                     --------      --------    --------
   Balance at end of period          $1,694.1      $1,468.4    $1,661.9
                                     ========      ========    ========

 NOTE 7 - OTHER ASSETS

     The components of other assets at March 31, 1998 and December 31, 1997 were as follows (in millions):
                                          March 31       December 31
                                            1998            1997
                                          --------       -----------
   Balances with related parties          $3,639.6        $2,331.0
   Goodwill                                  338.7           343.1
   Collateral held for resale                220.1           205.6
   Property and equipment                    176.9           164.2
   Other                                     592.9           608.7
                                          --------        --------
     Total other assets                   $4,968.2        $3,652.6
                                          ========        ========

 NOTE 8 - DEBT RESTRICTIONS

     Associates is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS

     A restriction contained in one issue of debt securities which matures on March 15, 1999, generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $899 million was available for dividends at March 31, 1998.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH

     A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.0 billion. At March 31, 1998, Associates tangible net worth was approximately $5.9 billion.

 NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

     Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific debt obligations. Under these agreements, the Company is obligated to deliver or receive a specific foreign currency in exchange for United States dollars at varying times over the next 3 years. The aggregate notional amount of these agreements at both March 31, 1998 and December 31, 1997 was $272.7 million. The fair value of such agreements at March 31, 1998 and December 31, 1997 was $(10.2) million and $1.2 million, respectively.

     Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap and treasury lock agreements at both March 31, 1998 and December 31, 1997 was $2.0 billion. The fair value of such agreements at March 31, 1998 and December 31, 1997 was $(6.3) million and $(6.8) million, respectively. Interest rate swap and treasury lock agreements mature on varying dates over the next 2 years and 6 months, respectively.

     Treasury futures and option contracts are used to minimize income fluctuations on preferred stock investments and are held for purposes other than trading. The aggregate notional amount and fair value of futures and options contracts at March 31, 1998 was $124.0 million and $0.9 million, respectively. Such contracts mature in June 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis has been prepared in accordance with General Instruction H.(2)(a) to Form 10-Q, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

 Results of Operations

     Net earnings for the three-month period ended March 31, 1998 were $235.5 million, a 9% increase over the same period in the previous year. The increase in earnings was principally due to revenue from the growth in net finance receivables, partially offset by an increase in the provision for losses on finance receivables.

     Finance charge revenue increased for the three months ended March 31, 1998, compared to the same period in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 13.98% for the first quarter of 1998 compared to 14.19% for the same period in 1997. The decrease in the Finance Charge Ratio was principally due to a shift toward a higher percentage of secured receivables as a percentage of total receivables. Secured receivables generally have lower finance charge rates than unsecured receivables.

     Interest expense increased for the first quarter of 1998 compared to the same period in 1997, primarily due to an increase in average debt outstanding related to the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. Also contributing to the increase in interest expense was a slight increase in the Company's total average borrowing rate to 6.28% for the first quarter of 1998 compared to 6.24% for the same period in the prior year.

     As a result of the above fluctuations, the Company's net interest margin increased to $979.9 million for the first quarter of 1998 compared to $933.1 million for the prior-year period. The Company's net interest margin expressed as a ratio to average net finance receivables declined to 8.19% from 8.73% for the same period in the prior year.

     First quarter operating expenses were higher on a dollar basis in 1998 than in 1997, reflecting the growth in the size of the Company.

     The Company's provision for losses increased from $295.6 million during the first quarter of 1997 to $326.1 million for the same period in 1998. Total net credit losses as a percentage of average net receivables (the "Loss Ratio") were 2.47% for the first quarter of 1998 compared to 2.34% for the same period in 1997, primarily due to increased losses in the Company's unsecured portfolios. Unsecured portfolio loss increases were primarily driven by high consumer debt levels and increased bankruptcies.

     The provision for income taxes increased for the three-month period ended March 31, 1998 compared to the first quarter of 1997, principally as a result of an increase in pretax earnings.

 Financial Condition

     The growth in net finance receivables during the first quarter of 1998 was offset by the securitization of approximately $235 million of home equity receivables and the sale of approximately $650 million of equipment finance receivables at book value to First Capital. Both transactions were recorded in March 1998 and no significant gain or loss was recorded on either transaction. As a result of these transactions, net finance receivables experienced a net decrease of $27.3 million for the first quarter of 1998, compared to an increase of $1.1 billion for the same period in 1997.

     Composite 60+days contractual delinquency was 2.41% of gross finance receivables at March 31, 1998, which was higher than the 2.35% at December 31, 1997 and the 2.33% at March 31, 1997. Accordingly, the allowance for losses to net finance receivables increased to 3.54% at March 31, 1998 from 3.47% at December 31, 1997. The allowance for losses divided by net credit losses (trailing four quarters) was 1.49 at March 31, 1998 compared to 1.50 and 1.66 at December 31, 1997 and March 31, 1997, respectively. Company management believes the allowance for losses at March 31, 1998 is sufficient to provide adequate coverage against losses in its portfolios.

     During the three months ended March 31, 1998, stockholders' equity increased to $6.3 billion, principally as a result of net earnings.

     As a result of the aforementioned, the Company's return on average assets, average equity and average tangible equity for the three-month period ended March 31, 1998 was 1.84%, 15.30%, and 16.19%, respectively. This compares to a return on average assets, average equity and average tangible equity for the three months ended March 31, 1997 of 1.97%, 16.61% and 17.82%, respectively.

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

     At March 31, 1998, the Company had short- and long-term debt outstanding of $19.6 billion and $25.2 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company in the United States and abroad. During the three months ended March 31, 1998 and 1997, the Company raised debt aggregating $1.6 billion and $501.7 million, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At March 31, 1998, these bank lines, revolving credit facilities and receivable purchase facilities totaled $15.9 billion, of which $1.4 billion was allocated for use by First Capital. The remaining $14.5 billion represents 75% of net short-term indebtedness outstanding at March 31, 1998.

     Associates has entered into various support agreements on behalf of its foreign affiliates. Under these support agreements, Associates has either guaranteed specific issues of such affiliates' debt denominated in foreign currency or agreed to provide additional support on a lender's reasonable request. As of March 31, 1998, the amount guaranteed by the Company including principal and accrued interest totaled $2.2 billion.

     Additionally, the Company believes it has access to other sources of liquidity, which to date it has either accessed only on a limited basis, such as securitization of assets, or has not accessed, such as the issuance of alternative forms of capital, including preferred stock.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of market risks, including the effects of movements in interest rates. Interest rate exposures are monitored and managed by the Company as an integral part of its overall risk management program. The principal goal of the Company's risk management program is to reduce the potential impact of interest rate exposures on the Company's financial position and operating performance. The Company utilizes derivative financial instruments as part of its overall risk management program. See NOTE 9 of the consolidated financial statements for a further discussion of the Company's use of derivative financial instruments.

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

     The Company hereby incorporates into this report by reference to its form 10-K for the year ended December 31, 1997 the cautionary statements found on page 23-24 of such form 10-K.


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

            (12) Computation of Ratio of Earnings to Fixed Charges.

            (27) Financial Data Schedule.

       (b)  Reports on Form 8-K

       During the first quarter ended March 31, 1998, Associates filed
        Current Reports on Form 8-K dated January 20, 1998 (announcing financial results for the year ended December 31, 1997); January 7, 1998 and March 25, 1998 (each related to an issuance of debt securities pursuant to Rule 415); and March 3, 1998 (announcing final approval of Ford's spin-off of First Capital).

                           SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 May 13, 1998

                                 ASSOCIATES CORPORATION OF NORTH AMERICA
                                               (registrant)




                                 By /s/   John F. Stillo
                                    ----------------------------------
                                   Senior Vice President, Comptroller and
                                     Principal Accounting Officer

                       INDEX TO EXHIBITS



 SEQUENTIALLY
 NUMBERED

 NUMBER                    EXHIBIT                                    PAGE

 -----------------------------------------------------------------------------
   12      -- Computation of Ratio of Earnings to Fixed Charges
   27      -- Financial Data Schedule

  ------------