Form 10-Q
period 1998-06-30
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1998-08-14
CIK 7973

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549-1004

 (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1998

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

 As of June 30, 1998, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


                  PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.


             ASSOCIATES CORPORATION OF NORTH AMERICA
                CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)


                                Six Months Ended     Three Months Ended
                                    June 30               June 30
                                1998        1997      1998        1997
                           ----        ----      ----        ----
REVENUE
  Finance charges            $3,048.0    $3,112.7  $1,375.8    $1,595.5

  Insurance premiums            186.7       180.5      88.5        92.9

  Investment and other
   income                       360.9       167.7     243.7        93.0
                              -------    --------  --------    --------
                              3,595.6     3,460.9   1,708.0     1,781.4

EXPENSES
  Interest expense            1,402.9     1,207.7     710.7       623.6

  Operating expenses            847.1       882.5     386.5       455.9

  Provision for losses on
  finance receivables
  - NOTE 6                      532.4       603.1     206.3       307.5

  Insurance benefits paid
   or provided                   72.0        71.2      30.2        35.8
                             --------    --------  --------    --------
                              2,854.4     2,764.5   1,333.7     1,422.8

 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES               741.2       696.4     374.3       358.6

 PROVISION FOR INCOME TAXES      269.2       255.3     137.8       132.9
                         --------    --------  --------    --------
 NET EARNINGS                 $  472.0    $  441.1  $  236.5    $  225.7
                              ========    ========  ========    ========






         See notes to consolidated financial statements.
             ASSOCIATES CORPORATION OF NORTH AMERICA
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)

                                                  June 30     December 31
                                                   1998          1997
                                                  -------     -----------
                              ASSETS

 CASH AND CASH EQUIVALENTS                        $   199.7    $   294.8
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTE 4                                          1,863.2      1,153.5
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves
   - NOTE 5                                        41,655.8     45,430.2
 OTHER ASSETS - NOTE 7                              9,084.7      3,652.6
                                                  ---------    ---------
     Total assets                                 $52,803.4    $50,531.1
                                                  =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                               $18,583.3    $17,184.5
   Bank Loans                                                    1,202.1
 ACCOUNTS PAYABLE AND ACCRUALS                        890.8        960.4
 LONG-TERM DEBT
   Senior Notes                                    26,382.1     24,710.0
   Subordinated and Capital Notes                     425.4        425.4
                                                  ---------    ---------
                                                   26,807.5     25,135.4

 STOCKHOLDERS' EQUITY
   Class B Common Stock, $100 par value,
    2,000,000 shares authorized, 1,000,000
    shares issued and outstanding                     100.0        100.0
   Common Stock, no par value, 5,000 shares
    authorized, 260 shares issued and
    outstanding, at stated value                       47.0         47.0
   Paid-in Capital                                  1,667.8      1,667.8
   Retained Earnings                                4,701.5      4,229.5
   Accumulated Other Comprehensive Income
    - NOTE 3                                            5.5          4.4
                                                  ---------    ---------
     Total stockholders' equity                     6,521.8      6,048.7

     Total liabilities and stockholders' equity   $52,803.4    $50,531.1
                                         ==========    =========


         See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)
                                                     Six Months Ended
                                                         June 30
                                                      1998         1997
                                                     -----        -----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                  $    472.0   $    441.1
   Adjustments to reconcile net earnings to
    net cash provided from operating activities:
     Provision for losses on finance receivables      532.4        603.1
     Decrease in accounts payable and accruals        (93.9)      (125.9)
     Depreciation and amortization                    133.5        124.3
     Unrealized gain on trading securities             (4.4)        (0.9)
     Purchases of trading securities                 (550.4)
     Sales and maturities of trading securities        83.2          4.7
     Deferred income taxes                             23.7         (3.0)
     Increase in insurance policy and claims
      reserves                                         11.6         35.0
                                                 ----------    ---------
       Net cash provided from operating
        activities                                    607.7      1,078.4
                                                 ----------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased    (20,254.1)   (21,927.6)
   Finance receivables liquidated                  23,174.2     17,350.5
   Finance receivables sold                           234.9
   Purchases of available-for-sale securities        (600.3)      (164.5)
   Sales and maturities of available-for-sale
    securities                                        363.4         51.4
   Increase in other assets                        (5,489.6)      (416.4)
                                                 ----------   ----------
       Net cash used for investing
        activities                                 (2,571.5)    (5,106.6)
                                                 ----------   ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                       3,903.7      3,565.4
   Retirement of long-term debt                    (2,231.6)    (1,616.5)
   Increase in notes payable                          196.6      1,875.6
                                                 ----------   ----------
       Net cash provided from financing
        activities                                  1,868.7      3,824.5
                                                 ----------   ----------
 DECREASE IN CASH AND CASH EQUIVALENTS                (95.1)      (203.7)

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           294.8        278.4
                                                 ----------   ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    199.7   $     74.7

         See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - THE COMPANY

      Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and principal U.S.-based operating unit of Associates First Capital Corporation ("First Capital"). Prior to April 7, 1998, First Capital was a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). On April 7, 1998, Ford completed a spin-off of its interest in First Capital in the form of a tax-free distribution of its First Capital shares to Ford Common and Ford Class B stockholders. Effective with the distribution, First Capital is no longer a subsidiary of Ford. All the outstanding Common Stock of Associates is owned by First Capital. All shares of the Company's Class B Common Stock are owned by Associates World Capital Corporation, a wholly-owned subsidiary of First Capital. Class B Common Stock is redeemable only at the option of the issuer.

 NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

      The accompanying consolidated financial statements present the consolidated financial position and operating results of Associates and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

      In the opinion of the management of Associates, all adjustments necessary to present fairly the results of operations and financial position have been made and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

 NOTE 3 - COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", on January 1, 1998. Pursuant to SFAS 130, accumulated other comprehensive income was reported on the consolidated balance sheet and consisted of net unrealized gains on available-for-sale securities of $5.5 million and $4.4 million at June 30, 1998 and December 31, 1997, respectively.

      Comprehensive income for the six- and three-month periods ended June 30, 1998 and 1997 consisted of the following components (in millions):

                                   Six Months Ended    Three Months Ended
                                       June 30              June 30
                                   1998        1997    1998          1997
                                   ----        ----    ----          ----
     Net earnings                  $472.0    $441.1    $236.5      $225.7

     Net unrealized gain (loss)
      on available-for-sale
      securities                      1.1      (1.9)      4.0         8.5
                                   ------    ------    ------      ------
       Comprehensive income        $473.1    $439.2    $240.5      $234.2
                                   ======    ======    ======      ======

NOTE 4 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   AVAILABLE-FOR-SALE SECURITIES

      The Company invests in debt and asset-backed securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value and amortized cost at June 30, 1998 and December 31, 1997 was $1.3 billion and $1.0 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   TRADING SECURITIES

      Trading securities, principally preferred stock, are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at June 30, 1998 and December 31, 1997 was $602.6 million and $131.0 million, respectively. Historical cost at June 30, 1998 and December 31, 1997 was $586.0 million and $126.7 million, respectively.

 NOTE 5 - FINANCE RECEIVABLES

      At June 30, 1998 and December 31, 1997, finance receivables consisted of the following (in millions):
                                                June 30      December 31
                                                  1998          1997
                                                -------       ----------
   Consumer Finance
     Home equity lending <F1>                   $19,127.1     $17,437.3
     Personal lending and retail sales finance    6,739.0       6,920.6
     Credit card<F2>                              1,382.5       7,333.6
     Manufactured housing                            19.3          24.1
                                                ---------     ---------
                                                 27,267.9      31,715.6
                                                ---------     ---------
   Commercial Finance
     Truck and truck trailer                      9,567.9       9,011.1
     Equipment<F3>                                4,542.2       4,899.8
     Fleet leasing                                1,469.7       1,418.9

     Warehouse lending and other                    969.5         809.1
                                                ---------     ---------
                                                 16,549.3      16,138.9
                                                ---------     ---------
       Finance receivables net of unearned
        finance income ("net finance
        receivables")                            43,817.2      47,854.5
   Allowance for losses on finance receivables   (1,387.3)     (1,661.9)
   Insurance policy and claims reserves            (774.1)       (762.4)
                                                ---------      --------
       Finance receivables, net of unearned
        finance income, allowance for credit
        losses and insurance policy and claims
        reserves                                $41,655.8     $45,430.2
                                                =========     =========
[FN]
      <F1>  In March 1998, the Company securitized and sold approximately $235 million of home equity lending receivables. No significant gain or loss was recorded on this transaction. The Company retained the servicing responsibilities for these receivables.

      <F2>  In April 1998, the Company sold, at book value, $5.2 billion of the Company's participation interest in the U.S. bankcard credit card receivables of First Capital. The sale was financed by a loan between the Company and First Capital. Immediately subsequent to the sale, First Capital securitized and sold, at book value, substantially all of its U.S. bankcard credit card receivables to a master trust. First Capital received $2.0 billion in proceeds from the transaction and retained a $3.2 billion certificated interest in the master trust. The proceeds were used to pay down the loan between First Capital and the Company.

      <F3>  In March 1998, approximately $650 million of equipment finance receivables were sold at book value to First Capital. No gain or loss was recorded on the sale.

 NOTE 6 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

      Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                        Six Months Ended      Year Ended
                                            June 30           December 31
                                       1998          1997         1997
                                       ----          ----     -----------
   Balance at beginning of period    $1,661.9      $1,371.4   $ 1,371.4
     Provision for losses               532.4         603.1     1,195.6
     Recoveries on receivables
      charged off                        87.3          84.8       190.5
     Losses sustained                  (569.3)       (614.5)   (1,298.3)
     Reserves of receivables sold      (334.7)
     Reserves of acquired
      businesses and other                9.7         144.6       202.7
                                     --------      --------    --------
   Balance at end of period          $1,387.3      $1,589.4    $1,661.9
                                     ========      ========    ========

  NOTE 7 - OTHER ASSETS

      The components of other assets at June 30, 1998 and December 31, 1997 were as follows (in millions):

                                          June 30        December 31
                                            1998            1997
                                   -------        -----------
   Balances with related
    parties - NOTE 5                      $7,671.9        $2,331.0
   Goodwill                                  340.4           343.1
   Collateral held for resale                208.3           205.6
   Property and equipment                    193.7           164.2
   Other                                     670.4           608.7
                                          --------        --------
     Total other assets                   $9,084.7        $3,652.6
                                          ========        ========
   NOTE 8 - DEBT RESTRICTIONS

      Associates is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS

      A restriction contained in one issue of debt securities which matures on March 15, 1999, generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $1.0 billion was available for dividends at June 30, 1998.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH

      A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.5 billion. At June 30, 1998, Associates tangible net worth was approximately $6.2 billion.


 NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program.
 Such instruments to date have been limited to currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

      Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next 5 years. The aggregate notional amount of these agreements at June 30, 1998 and December 31, 1997 was $822.4 million and $272.7 million, respectively. The fair value of such agreements at June 30, 1998 and December 31, 1997 was $(13.2) million and $1.2 million, respectively.

      Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap and treasury lock agreements at June 30, 1998 and December 31, 1997 was $1.8 billion and $2.0 billion, respectively. The fair value of such agreements at June 30, 1998 and December 31, 1997 was $(7.0) million and $(6.8) million, respectively. Interest rate swap and treasury lock agreements mature on varying dates over the next 5 years and 3 months, respectively.

      Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount and fair value of futures and options contracts at June 30, 1998 was $310.4 million and $(5.9) million, respectively. Such contracts mature on varying dates over the next 3 months.

 NOTE 10 - SUBSEQUENT EVENT

     On August 11, 1998, First Capital announced a definitive agreement to purchase the assets and assume the liabilities of Avco Financial Services, Inc. ("Avco"), a wholly-owned subsidiary of Textron Inc. for $3.9 billion. Avco is a global, diversified financial services company with approximately $8.9 billion in total assets. Products provided by Avco include real estate loans, retail sales finance and consumer loans, equipment, inventory and vendor finance and credit and collateral-related insurance. Avco has operations in the United States, Canada, Australia, the United Kingdom, New Zealand, France, Hong Kong, Spain, Ireland, India and Sweden. The transaction is expected to close in the fourth quarter of 1998 or the first quarter of 1999, subject to regulatory approval.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis has been prepared in accordance with General Instruction H.(2)(a) to Form 10-Q, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

 Results of Operations

 Net Earnings

      Net earnings for the six-month period ended June 30, 1998 were $472.0 million, a 7% increase over the same period in the previous year. Net earnings for the three months ended June 30, 1998 were $236.5 million, an increase of 5% over the same period in the previous year. The increase in net earnings, on a dollar basis, in both comparative periods was primarily driven by lower operating expenses and losses, somewhat offset by lower net interest margins.

 Finance Charges

      Finance charge revenue, on a dollar basis, decreased for the six- and three-month periods ended June 30, 1998, compared to the same periods in the prior year, principally as a result of a decrease in average net finance receivables outstanding. The sale of the Company's participation interest in First Capital's bankcard credit card receivables, as described in NOTE 5 of the consolidated financial statements, was the primary cause for the decrease in average net finance receivables outstanding.

      Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 13.53% and 12.81% for the six- and three-month periods ended June 30, 1998, respectively. This compares to 14.17% and 14.15% for the comparable periods in 1997. The decrease in the Finance Charge Ratio in each period was principally due to the aforementioned credit card receivables sale during the second quarter of 1998 which caused a significant shift in product mix toward more secured portfolios. Secured portfolios typically have lower finance charge rates than unsecured portfolios.

  Interest Expense

      Interest expense, on a dollar basis, increased for the six- and three-month periods ended June 30, 1998 compared to the same periods in 1997, primarily due to an increase in average debt outstanding for each of the comparative periods.

  Net Interest Margin

      As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin decreased to $1.6 billion and $665.1 million for the six- and three-month periods ended June 30, 1998, respectively, compared to $1.9 billion and $971.9 million for the comparable periods in the prior year. In addition, the Company's net interest margin expressed as a ratio to average net finance receivables declined to 7.30% and 6.19% for the six- and three-month periods ended June 30, 1998, respectively, from the 8.67% and 8.62% reported in the comparable periods in the prior year. The principal cause of the decline in the Company's net interest margin ratio was a decline in the Company's average net finance receivables and the aforementioned shift in product mix toward more secured portfolios.

 Operating Expenses

      Six- and three-month operating expenses for the periods ended June 30, 1998 were lower on a dollar basis than in the corresponding periods in 1997, reflecting the lower operating expenses associated with the decrease in average net finance receivables outstanding in both periods.

 Provision for Losses

      Lower average net finance receivable levels resulting from the aforementioned second quarter credit card receivables sale was the primary cause of the decrease in the provision for losses during both comparable periods. A significant shift in product mix toward a higher percentage of secured portfolios resulting from the credit card sale was the primary cause of a decrease in the Company's total net credit losses as a percentage of average net finance receivables ("Loss Ratio") in both
 comparable periods.   Secured portfolios generally have lower loss rates
 than unsecured portfolios. The Company's Loss Ratio was 2.14% and 1.73% for the six- and three-month periods ended June 30, 1998, respectively, compared to 2.41% and 2.48% for the same periods in 1997.

 Financial Condition

      As described in NOTE 5 of the consolidated financial statements, during the first six months of 1998 the Company sold net finance receivables of approximately $6 billion. These sales more than offset internal receivables growth during the period resulting in a net decrease in net finance receivables of $4.0 billion during the six-month period ended June 30, 1998.

      Composite 60+days contractual delinquency was 2.28% of gross finance receivables at June 30, 1998, lower than the 2.35% and 2.36% reported at December 31, 1997 and June 30, 1997, respectively. The decrease in contractual delinquency along with a decline in net finance receivables outstanding were the primary causes for the decrease in the allowance for losses to net finance receivables to 3.17% at June 30, 1998 from 3.47% at December 31, 1997. Company management believes the allowance for losses at June 30, 1998 is sufficient to provide adequate coverage against losses in its portfolios.






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

      A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manages its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's operations are principally funded through commercial paper borrowings made domestically and long-term debt borrowings made both domestically and internationally.

      At June 30, 1998, the Company had short- and long-term debt outstanding of $18.6 billion and $26.8 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company in the United States and abroad. During the six months ended June 30, 1998 and 1997, the Company raised term debt aggregating $3.9 billion and $3.6 billion, respectively, through public and private offerings.

      Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its commercial paper program. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At June 30, 1998, these bank lines, revolving credit facilities and receivable purchase facilities totaled $16.7 billion, of which $2.6 billion was allocated for use by First Capital. The remaining $14.1 billion represents 75% of commercial paper outstanding at June 30, 1998.

      Additionally, the Company believes it has access to other sources of liquidity, which to date it has either accessed only on a limited basis, such as securitization of assets, or has not accessed, such as the issuance of alternative forms of capital, including preferred stock.



 Year 2000 Compliance

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, if such systems are not repaired they may be unable to accurately process certain date-based information.

      The Company has identified all significant applications that require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company is on schedule to complete the testing processes for these applications by December 31, 1998.

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

      Through June 30, 1998 the Company has incurred and expensed approximately $14 million for incremental costs primarily related to third-party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. The Company expects that it will incur future incremental costs related to the project of approximately $8 million. These incremental costs do not include existing resources allocated to the project effort.

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


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Management has no material changes to report from the disclosure set forth in the Company's Form 10-K for the year ended December 31, 1997.

                   PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS.

          None to report.

      In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

 ITEM 5.  OTHER INFORMATION.

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected. Although the Company does not anticipate that it will make forward-looking statements as a general policy, the Company will make forward-looking statements as required by law or regulation, and from time to time may make such statements with respect to management's estimation of the future operating results and business of the Company.

      The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1997 the cautionary statements found on pages 23-24 of such Form 10-K.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                    (a)  Exhibits

             (12) Computation of Ratio of Earnings to Fixed Charges.

                         (27) Financial Data Schedule.

                    (b)  Reports on Form 8-K

               During the second quarter ended June 30, 1998, Associates filed Current Reports on Form 8-K dated April 8, 1998 (announcing the completion of the spin-off of First Capital by Ford); April 14, 1998 (announcing earnings for the first quarter of 1998);April
        17, 1998, May 5, 1998, May 22, 1998 and June 25, 1998 (each related to  a debt issuance or registration pursuant to Rule
        415).

                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 August 14, 1998

                                 ASSOCIATES CORPORATION OF NORTH AMERICA
                                               (registrant)




                                 By/s/   John F. Stillo
                              ------------------------------------
                                   Senior Vice President, Comptroller and
                                    Principal Accounting Officer