Form 10-Q
period 1998-09-30
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1998-11-12
CIK 7973

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549-1004

 (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 1998

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

 As of September 30, 1998, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                  PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.


             ASSOCIATES CORPORATION OF NORTH AMERICA
                CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)



                               Nine Months Ended     Three Months Ended
                                 September 30           September 30
                               1998         1997     1998          1997
                          ----         ----     ----          ----
 REVENUE
   Finance charges            $4,436.6   $4,744.2   $1,388.6    $1,631.5

   Insurance premiums            279.6      272.7       92.9        92.2

   Investment and other
    income                       611.5      270.0      250.6       102.3
                         --------   --------   --------    --------
                               5,327.7    5,286.9    1,732.1     1,826.0

 EXPENSES
   Interest expense            2,117.2    1,862.9      714.3       655.2

   Operating expenses          1,253.1    1,360.8      406.0       478.3

   Provision for losses on
    finance receivables
    - NOTE 6                     729.7      897.2      197.3       294.1

   Insurance benefits paid
    or provided                  105.2      104.9       33.2        33.7
                         --------   --------   --------    --------
                               4,205.2    4,225.8    1,350.8     1,461.3
                              --------   --------   --------    --------
 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES             1,122.5    1,061.1      381.3       364.7

 PROVISION FOR INCOME TAXES      410.6      390.0      141.4       134.7
                              --------   --------   --------    --------
 NET EARNINGS                 $  711.9   $  671.1   $  239.9    $  230.0
                              ========   ========   ========    ========



         See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)
                                              September 30   December 31
                                                  1998          1997
                                              ------------   -----------
                              ASSETS

 CASH AND CASH EQUIVALENTS                     $   561.1      $   294.8
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTE 4                                       1,904.1        1,153.5
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves
   - NOTE 5                                     42,701.5       45,430.2
 NOTES RECEIVABLE FROM RELATED PARTIES
   - NOTE 7                                      8,162.1        2,331.0
 OTHER ASSETS - NOTE 8                           1,428.9        1,321.6
                                               ---------      ---------
     Total assets                              $54,757.7      $50,531.1
                                               =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                            $19,106.4      $17,184.5
   Bank Loans                                        -          1,202.1
 ACCOUNTS PAYABLE AND ACCRUALS                   1,063.4          960.4
 LONG-TERM DEBT
   Senior Notes                                 27,403.1       24,710.0
   Subordinated and Capital Notes                  425.3          425.4
                                               ---------      ---------
                                                27,828.4       25,135.4

 STOCKHOLDERS' EQUITY
   Class B Common Stock, $100 par value,
    2,000,000 shares authorized, 1,000,000
    shares issued and outstanding                  100.0          100.0
   Common Stock, no par value, 5,000 shares
    authorized, 260 shares issued and
    outstanding, at stated value                    47.0           47.0
   Paid-in Capital                               1,667.8        1,667.8
   Retained Earnings                             4,941.4        4,229.5
   Accumulated Other Comprehensive Income
    - NOTE 3                                         3.3            4.4
                                               ---------      ---------
     Total stockholders' equity                  6,759.5        6,048.7
                                               ---------      ---------
     Total liabilities and stockholders'
      equity                                   $54,757.7      $50,531.1
                                               =========      =========

         See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)

                                                    Nine Months Ended
                                                       September 30
                                                     1998         1997
                                                     ----         ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                  $    711.9   $    671.1
   Adjustments to reconcile net earnings to
    net cash provided from operating activities:
     Provision for losses on finance receivables      729.7        897.2
     Increase in accounts payable and accruals         54.7         78.9
     Depreciation and amortization                    185.8        191.1
     Unrealized gain on trading securities              -           (1.7)
     Purchases of trading securities                 (550.4)       (99.0)
     Sales and maturities of trading securities        83.2         29.8
     Deferred income taxes                             48.8         (6.0)
     Increase in insurance policy and claims
      reserves                                         10.0         63.7
                                          ---------    ---------
      Net cash provided from operating
        activities                                  1,273.7      1,825.1
                                                  ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased    (29,926.6)   (32,953.2)
   Finance receivables liquidated                  31,581.5     27,051.8
   Finance receivables sold                           234.9          -
   Purchases of available-for-sale securities      (1,548.8)      (230.5)
   Sales and maturities of available-for-sale
    securities                                      1,262.6        248.7
   Increase in other assets                        (6,023.8)      (542.5)
                                           ---------    ---------

       Net cash used for investing
        activities                                 (4,420.2)    (6,425.7)
                                          ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                       6,408.5      5,067.2
   Retirement of long-term debt                    (3,715.5)    (2,334.8)
   Increase in notes payable                          719.8      1,925.6
                                                  ---------    ---------
       Net cash provided from financing
        activities                                  3,412.8      4,658.0
                                                  ---------    ---------

 INCREASE IN CASH AND CASH EQUIVALENTS                266.3         57.4

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           294.8        278.4
                                                  ---------    ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   561.1    $   335.8
                                                  =========    =========



         See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - THE COMPANY

      Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and the principal U.S.-based operating unit of Associates First Capital Corporation ("First Capital"). Prior to April 7, 1998, First Capital was a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). On April 7, 1998, Ford completed a spin-off of its interest in First Capital in the form of a tax-free distribution of its First Capital shares to Ford Common and Ford Class B stockholders. Effective with the distribution, First Capital is no longer a subsidiary of Ford. All the outstanding Common Stock of Associates is owned by First Capital. All shares of the Company's Class B Common Stock are owned by Associates World Capital Corporation, a wholly-owned subsidiary of First Capital. Class B Common Stock is redeemable only at the option of the issuer.

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

 NOTE 3 - COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", on January 1, 1998. Pursuant to SFAS 130, accumulated other comprehensive income was reported on the consolidated balance sheet and consisted of net unrealized gains on available-for-sale securities of $3.3 million and $4.4 million at September 30, 1998 and December 31, 1997, respectively.

      Comprehensive income for the nine- and three-month periods ended September 30, 1998 and 1997 consisted of the following components (in millions):

                                 Nine Months Ended    Three Months Ended
                                    September 30         September 30
                                 1998         1997    1998          1997
                                 ----         ----    ----          ----
     Net earnings                $711.9     $671.1    $239.9      $230.0
     Net unrealized (loss) gain
      on available-for-sale
      securities                   (1.1)       2.7      (2.2)        4.6
                                 ------     ------    ------      ------
       Comprehensive income      $710.8     $673.8    $237.7      $234.6
                                 ======     ======    ======      ======

 NOTE 4 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   AVAILABLE-FOR-SALE SECURITIES
   -----------------------------
      Available-for-sale securities consist of preferred stock, bonds and notes held by the Company's insurance subsidiaries. The Company invests in these securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at September 30, 1998 and December 31, 1997 was $1.9 billion and $1.0 billion, respectively. The amortized cost at both September 30, 1998 and December 31, 1997 approximated the estimated market value. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   TRADING SECURITIES
   ------------------
      Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at September 30, 1998 and December 31, 1997 was $17.1 million and $131.0 million, respectively. Historical cost at September 30, 1998 and December 31, 1997 was $15.1 million and $126.7 million, respectively. On July 1, 1998, the Company's preferred stock investments of $582.5 million were redesignated by management as available-for-sale securities. Previously, preferred stock investments were designated as trading securities.

 NOTE 5 - FINANCE RECEIVABLES

      At September 30, 1998 and December 31, 1997, finance receivables consisted of the following (in millions):
                                              September 30   December 31
                                                  1998          1997
                                                  ----          ----
   Consumer Finance
     Home equity lending <F1>                  $19,963.6      $17,437.3
     Personal lending and retail sales
      finance                                    6,653.4        6,920.6
     Credit card <F2>                            1,401.5        7,333.6
     Manufactured housing                           20.1           24.1
                                               ---------      ---------
                                                28,038.6       31,715.6
                                               ---------      ---------
   Commercial Finance
     Truck and truck trailer                     9,722.3        9,011.1
     Equipment <F3>                              4,573.1        4,899.8
     Fleet leasing                               1,460.4        1,418.9
     Warehouse lending and other                 1,049.8          809.1
                                               ---------      ---------
                                                16,805.6       16,138.9
                                               ---------      ---------
       Finance receivables, net of unearned
        finance income ("net finance
        receivables")<F4>                       44,844.2       47,854.5
   Allowance for losses on finance receivables  (1,370.3)      (1,661.9)
   Insurance policy and claims reserves           (772.4)        (762.4)
                                                --------       --------
       Finance receivables, net of unearned
        finance income, allowance for credit
        losses and insurance policy and
         claims reserves                       $42,701.5      $45,430.2
                                               =========      =========

[FN]
      <F1>  In March 1998, the Company securitized and sold approximately
      $235 million of home equity lending receivables. No significant gain or loss was recorded on this transaction. The Company retained the servicing responsibilities for these receivables.

      <F2>  In April 1998, the Company sold, at book value, $5.2 billion of the Company's participation interest in the U.S. bankcard credit card receivables of First Capital. The sale was financed by a note between the Company and First Capital - See NOTE 7.
      Immediately subsequent to the sale, First Capital securitized and sold, at book value, substantially all of its U.S. bankcard credit card receivables to a master trust. First Capital received $2.0 billion in proceeds from the transaction and retained a $3.2 billion certificated interest in the master trust. The proceeds were used to pay down the loan between First Capital and the Company.

      <F3>  In March 1998, approximately $650 million of equipment finance receivables were sold at book value to First Capital. No gain or loss was recorded on the sale.

      <F4>  Unearned finance income was approximately $3.6 billion at both
      September 30, 1998 and December 31, 1997, respectively.


 NOTE 6 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

      Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                       Nine Months Ended      Year Ended
                                          September 30        December 31
                                       1998          1997         1997
                                 ----          ----         ----

   Balance at beginning of period    $1,661.9      $1,371.4   $ 1,371.4
     Provision for losses               729.7         897.2     1,195.6
     Recoveries on receivables
      charged off                       122.5         133.6       190.5
     Losses sustained                  (794.1)       (950.7)   (1,298.3)
     Reserves of receivables sold      (359.4)          -           -
     Reserves of acquired
      businesses and other                9.7         185.6       202.7
                                     --------      --------   ---------
   Balance at end of period          $1,370.3      $1,637.1   $ 1,661.9
                                     ========      ========   =========

 NOTE 7 - NOTES RECEIVABLE FROM RELATED PARTIES

      Notes receivable from related parties include amounts due from the Company's affiliates and First Capital. These notes are unsecured demand notes and generally bear interest at a floating rate. The weighted average interest rate at September 30, 1998 was 8.0%. During the nine- and three-month periods ended September 30, 1998 interest income on notes receivable from related parties was approximately $359 million and $146 million, respectively.

 NOTE 8 - OTHER ASSETS

      The components of other assets at September 30, 1998 and December 31, 1997 were as follows (in millions):

                                        September 30     December 31
                                            1998            1997
                                        ------------     -----------
   Goodwill                               $  336.0        $  343.1
   Collateral held for resale                219.0           205.6
   Property and equipment                    220.0           164.2
   Other                                     653.9           608.7
                                          --------        --------
     Total other assets                   $1,428.9        $1,321.6
                                          ========        ========

 NOTE 9 - DEBT RESTRICTIONS

      Associates is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS
   ----------------------------------
      A restriction contained in one issue of debt securities which matures on March 15, 1999, generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $1.1 billion was available for dividends at September 30, 1998.

    LIMITATION ON MINIMUM TANGIBLE NET WORTH
    ----------------------------------------
      A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.5 billion. At September 30, 1998, Associates tangible net worth was approximately $6.4 billion.

 NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

      Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next 5 years. The aggregate notional amount of these agreements at September 30, 1998 and December 31, 1997 was $1.1 billion and $272.7 million, respectively. The fair value of such agreements at September 30, 1998 and December 31, 1997 was $67.9 million and $1.2 million, respectively.

      Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap and treasury lock agreements at September 30, 1998 and December 31, 1997 was $3.0 billion and $2.0 billion, respectively. The fair value of such agreements at September 30, 1998 and December 31, 1997 was $(67.3) million and $(6.8) million, respectively. Interest rate swap and treasury lock agreements mature on varying dates over the next 5 years and 2 months, respectively.

      Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount and fair value of futures and options contracts at September 30, 1998 was $307.0 million and $(15.6) million, respectively. Such contracts mature in December 1998.

 NOTE 10 - PENDING ACQUISITIONS

        On August 11, 1998, First Capital announced a definitive agreement to purchase the assets and assume the liabilities of Avco Financial Services, Inc. ("Avco"), a wholly-owned subsidiary of Textron Inc. for $3.9 billion. First Capital has not yet determined the extent to which the Company would acquire assets or assume liabilities of
 Avco. Avco is a global, diversified financial services company with approximately $8.9 billion in total assets. The transaction is expected to be completed in late 1998 or early 1999, subject to regulatory approvals and other customary conditions. On
 August 11, 1998,   following the announcement, Fitch IBCA, Inc.
 ("Fitch") and Moody's Investors Service, Inc. ("Moody's") placed the
 ratings of the   Company's long-term debt under review for possible
 downgrade due to the possible effect of the acquisition on the Company. However, Fitch and Moody's reaffirmed the Company's commercial paper ratings while Standard & Poor's Rating Services and Duff & Phelps Credit Rating Co. reaffirmed the ratings of the Company's long-term debt and commercial paper. On November 10, 1998, Moody's confirmed the Company's long-term debt ratings. The ratings outlook was changed to negative.

      On August 31, 1998, First Capital announced a definitive agreement to purchase certain assets and assume certain liabilities of The Northland Company ("Northland"). Northland provides insurance products through Jupiter Holdings, Inc., and mortgage banking, real estate management, brokerage and related services through various other subsidiaries. First Capital will acquire the insurance-related businesses only, and Northland will divest the other businesses prior to closing. First Capital has not yet determined the extent to which the Company would acquire assets or assume liabilities of Northland. In 1997, Northland had net written premiums of approximately $388 million. The transaction is expected to close in the fourth quarter of 1998 and is subject to approval by Northland's stockholders, regulatory approval and other customary conditions.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis has been prepared in accordance with General Instruction H.(2)(a) to Form 10-Q, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

 Results of Operations

 Net Earnings

      Net earnings for the nine-month period ended September 30, 1998 were $711.9 million, a 6% increase over the same period in the previous year. Net earnings for the three months ended September 30, 1998 were $239.9 million, an increase of 4% over the same period in the previous year. The increase in net earnings in both periods was primarily driven by an increase in investment and other income and lower operating expenses and losses, somewhat offset by lower net interest margins.

 Finance Charges

      Finance charge revenue decreased for the nine- and three-month periods ended September 30, 1998, compared to the same periods in the prior year, principally as a result of a decrease in average net finance receivables outstanding. The sale of the Company's participation interest in First Capital's bankcard credit card receivables, as described in NOTE 5 of the consolidated financial statements, was the primary cause for the decrease in average net finance receivables outstanding.

      Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 13.06% and 12.53% for the nine- and three-month periods ended September 30, 1998, respectively. This compares to 14.09% and 14.02% for the comparable periods in 1997. The decrease in the Finance Charge Ratio in each period was principally due to the aforementioned credit card receivables sale which caused a significant shift in product mix toward more secured portfolios. Secured portfolios typically have lower finance charge rates than unsecured portfolios.

 Interest Expense

      Interest expense increased for the nine- and three-month periods ended September 30, 1998 compared to the same periods in 1997, primarily due to an increase in average debt outstanding for each of the comparative periods.


 Net Interest Margin

      As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin decreased to $2.3 billion and $674.3 million for the nine- and three-month periods ended September 30, 1998, respectively, compared to $2.9 billion and $976.3 million for the comparable periods in the prior year. In addition, the Company's net interest margin expressed as a ratio to average net finance receivables declined to 6.83% and 6.09% for the nine- and three-month periods ended September 30, 1998, respectively, from the 8.56% and 8.39% reported in the comparable periods in the prior year. The principal cause of the decline in the Company's net interest margin ratio was the aforementioned decline in the Company's average net finance receivables resulting in a shift in product mix toward more secured portfolios.

 Investment and Other Income

 Investment and other income for the nine- and three-month periods ended September 30, 1998 was $611.5 million and $250.6 million, respectively compared to $270.0 million and $102.3 million for the comparable periods in the prior year. The increase in both comparable periods is primarily caused by higher investment income due to growth in the Company's investment portfolio and earnings on the note receivable from First Capital resulting from the second quarter credit card sale described in NOTE 5 of the consolidated financial statements.

 Operating Expenses

      Nine- and three-month operating expenses for the periods ended September 30, 1998 were lower than in the corresponding periods in 1997, reflecting the lower operating expenses associated with the decrease in average net finance receivables outstanding in both periods.

 Provision for Losses

      Lower average net finance receivable levels resulting from the aforementioned second quarter credit card receivables sale was the primary cause of the decrease in the provision for losses during both comparable periods. A significant shift in product mix toward a higher percentage of secured portfolios resulting from the credit card sale was the primary cause of a decrease in the Company's total net credit losses as a percentage of average net finance receivables ("Loss
 Ratio") in both comparable periods.   Secured portfolios generally have
 lower loss rates than unsecured portfolios. The Company's Loss Ratio was 1.98% and 1.71% for the nine- and three-month periods ended September 30, 1998, respectively, compared to 2.43% and 2.47% for the same periods in 1997.

 Financial Condition

      As described in NOTE 5 of the consolidated financial statements, during the first nine months of 1998 the Company sold net finance receivables of approximately $6 billion. These sales more than offset internal receivables growth during the period resulting in a net decrease in net finance receivables of $3.0 billion during the nine-month period ended September 30, 1998.

      Composite 60+day contractual delinquency was 2.38% of gross finance receivables at September 30, 1998, comparable to the 2.35% reported at December 31, 1997. The allowance for losses to net finance receivables decreased to 3.06% at September 30, 1998 from 3.47% at December 31, 1997 due principally to the aforementioned sale, at book value, of the Company's participation interest in First Capital's bankcard receivables. Company management believes the allowance for losses at September 30, 1998 is sufficient to provide adequate coverage against losses in its portfolios.

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

      At September 30, 1998, the Company had short- and long-term debt outstanding of $19.1 billion and $27.8 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company in the United States and abroad. During the nine months ended September 30, 1998 and 1997, the Company raised term debt aggregating $6.4 billion and $5.1 billion, respectively, through public and private offerings.

      Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its commercial paper program. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At September 30, 1998, these credit facilities totaled $16.3 billion, of which $1.8 billion was allocated for use by First Capital. These credit facilities provide at least 75% coverage of commercial paper outstanding at September 30, 1998.

      Additionally, the Company believes it has access to other sources of liquidity, which to date have either been accessed only on a limited basis, such as securitization of assets, or not accessed, such as the issuance of alternative forms of capital, including preferred stock.


 Year 2000 Compliance

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, if such systems are not repaired they may be unable to accurately process certain date-based information.

      The Company has a company-wide initiative to address the Year 2000 Compliance issue. A team of technology professionals began addressing the Year 2000 Compliance issue in 1995. Since then, the Company has identified all significant third party and internal applications that require modification to ensure Year 2000 compliance.

      The Company divides its Year 2000 Compliance initiative into two components, information technology ("IT") and non-information technology ("Non-IT"). The IT initiative includes third party and Company mainframe and desktop systems and applications. The Non-IT initiative includes third party suppliers, embedded systems and the Company's larger commercial borrowers.

      Internal and external resources are being used to make the required IT modifications and test Year 2000 compliance. The modification process of all critical applications is substantially complete. The Company is currently on schedule to complete the testing processes for these applications by December 31, 1998. These applications will undergo additional testing during 1999. In addition, the Company is utilizing both internal and external resources to provide independent system verification and validation of Year 2000 compliance. This process will continue through the end of 1999. The Company acquires businesses from time to time. During its review of a potential acquisition, the Company performs a Year 2000 readiness review to determine that the potential acquisition's systems either are or will be Year 2000 compliant.

      The Company's Non-IT efforts include ensuring third party suppliers, embedded systems and the Company's larger commercial borrowers are Year 2000 compliant. The Company has communicated with third party suppliers that provide critical products or services, providers of significant embedded systems and large commercial borrowers to determine their Year 2000 compliance readiness and is testing and monitoring the extent to which the Company may be vulnerable to any significant Year 2000 issues. In addition, the Company is requiring these suppliers and borrowers to certify that they will be Year 2000 compliant by December 31, 1998. If they cannot make this certification, or the Company's testing shows potential Year 2000 compliance problems, contingency plans will be implemented.

      Contingency planning is an integral part of the Company's Year 2000 readiness project. The Company is developing contingency plans that will be in place in 1999 which will document the processes necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures.

      There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. In addition, there are many risks associated with the Year 2000 Compliance issue, including but not limited to the possible failure of the Company's computer and information technology systems. Any such failure could have a material adverse affect on the Company including the inability to properly bill and collect payments from customers and errors or omissions in accounting and financial data. In addition, the Company is exposed to the inability of third parties to perform as a result of Year 2000 Compliance. Any such failure by a third party bank, regulatory agency, group of investors, securities exchange or clearing agency, software product or service provider, utility or other entity may have a material adverse financial or operational effect on the Company.

      Through September 30, 1998 the Company has incurred and expensed approximately $15 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. The Company currently expects that it will incur future incremental costs related to the project of approximately $7 million. These incremental costs do not include existing resources allocated to the project effort or the costs that will be incurred by the Company related to the acquisitions that are
 expected to close during the fourth quarter of 1998 or in 1999.   The
 incremental Year 2000 costs related to these future acquisitions are not expected to be material to the Company.

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

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Management has no material changes to report from the disclosure set forth in the Company's Form 10-K for the year ended December 31, 1997.
                   PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS.

          None to report.

      In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3,
 Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

          ITEM 5.  OTHER INFORMATION.

 Forward-Looking Statements

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected. Although the Company does not anticipate that it will make forward-looking statements as a general policy, the Company will make forward-looking statements as required by law or regulation, and from time to time may make such statements with respect to management's estimation of the future operating results and business of the Company.

      The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1997 the cautionary statements found on pages 23-24 of such Form 10-K.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

             (12) Computation of Ratio of Earnings to Fixed Charges.

             (27) Financial Data Schedule.

         (b)  Reports on Form 8-K

               During the third quarter ended September 30, 1998, Associates filed Current Reports on Form 8-K as of July 14, 1998 (announcing earnings for the second quarter of 1998); July 28, 1998 and August 26, 1998 (each related to a debt issuance or registration pursuant to Rule 415); August 11, 1998 (announcing a definitive agreement to purchase the assets and liabilities of Avco Financial Services, Inc.); and September 29, 1998 (announcing the retirement of Harold D. Marshall in early 1999 as President and Chief Operating Officer of the Company).

                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                November 12, 1998

                                ASSOCIATES CORPORATION OF NORTH AMERICA
                                              (registrant)



                                By /s/ John F.  Stillo
                                   -------------------------------
                                   Senior Vice President, Comptroller
                                   and Principal Accounting Officer