Form 10-K
period 1998-12-31
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1999-03-03
CIK 7973

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004
                             ---------------------

                                   FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-6154

                    ASSOCIATES CORPORATION OF NORTH AMERICA
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      74-1494554
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

          250 EAST CARPENTER FREEWAY                             75062-2729
                IRVING, TEXAS                                    (Zip Code)
   (Address of principal executive offices)

               Registrant's telephone number, including area code
                                  972-652-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant -- None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. -- Not Applicable

As of December 31, 1998, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction I.(1)(a) and
(b) to Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

     Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and the principal U.S.-based operating unit of Associates First Capital Corporation ("First Capital"). The Company is a leading diversified finance organization providing finance, leasing and related services to individual consumers and businesses in the United States and Puerto Rico. Associates had 1,485 branch offices and employed approximately 18,300 persons at December 31, 1998. Corporate headquarters are located in Irving, Texas.

     From October 31, 1989 to April 7, 1998, First Capital was a subsidiary of Ford FSG, Inc. and an indirect-owned subsidiary of Ford Motor Company ("Ford"). On April 7, 1998, Ford completed a spin-off of its interest in First Capital in the form of a tax-free distribution of its First Capital Class A common stock to Ford common and Class B stockholders. Effective with this distribution, First Capital was no longer a subsidiary of Ford and became a fully independent company. First Capital's Class A common stock is traded on the New York Stock Exchange under the symbol "AFS".

     For the year ended December 31, 1998, the Company had total revenues of $7.1 billion and net earnings of $952.0 million. At December 31, 1998, aggregate net finance receivables were $46.0 billion, total assets were $56.6 billion and stockholders' equity was $6.8 billion.

     The Company's finance receivables are geographically dispersed across the United States and Puerto Rico. At December 31, 1998, 11% of such receivables were in California, 9% in Texas, 7% in Florida, and no other individual state had more than 5%.

     Although the Company's finance operations are confined to the United States and Puerto Rico, certain subsidiaries of First Capital, which are also affiliates of the Company, operate in countries outside the United States, including Japan, Canada, the United Kingdom, Mexico, Costa Rica and Taiwan. The Company provides certain management and other services to such affiliates relating to these foreign operations. See NOTE 7 to the consolidated financial statements. The results of such foreign operations are not included in the financial or statistical information of the Company presented herein.

     Certain prior year amounts presented herein have been restated to conform to current year methodology.

AVCO ACQUISITION

     On January 6, 1999, First Capital purchased the assets and assumed the liabilities of Avco Financial Services, Inc. ("Avco"). First Capital subsequently transferred substantially all of the domestic and Puerto Rico consumer finance operations of Avco to the Company, which included approximately $4 billion in finance receivables. Prior to the acquisition, Avco had the fourth largest U.S. consumer finance branch network with over 2 million customers and over 4,000 dealer and merchant agreements. Avco's domestic and Puerto Rico consumer finance product offerings include home equity lending, retail sales finance and consumer loans.

     Avco's headquarters in Costa Mesa, California, are expected to close in the second quarter of 1999, as all corporate functions will be consolidated with the Company's headquarters in Irving, Texas. Most of the 400 jobs at Avco headquarters will be eliminated. The Avco Technology Center, also in Costa Mesa, is expected to close in the third quarter of 1999 after Avco's information systems have been integrated with the Company's systems. Avco's Denver Purchasing Center, which has approximately 200 employees and duplicates many of the operations of the Company's credit processing facility in Salt Lake City, is expected to close in the first quarter of 1999.

PRODUCT INFORMATION

     The Company offers a variety of consumer financing products and services, including home equity and personal loans, retail sales finance and private label credit cards and purchases participations in private label credit card receivables originated by an affiliate. The Company also offers retail and wholesale financing, and leasing for heavy-duty and medium-duty trucks and truck trailers, construction, material handling and other industrial and communications equipment, auto fleet leasing and other products and services to commercial customers. As part of these finance activities, the Company makes available to its customers credit-related and other insurance products. In addition, prior to December 31, 1997, the Company participated in First Capital's manufactured housing finance activities. On December 31, 1997 this participation was terminated and substantially all manufactured housing related assets and liabilities were transferred, at book value, to First Capital.

     For information on consumer and commercial product revenues see Item 6 "Selected Financial Data."

     The Company's consumer finance customers span a wide range of income levels and credit histories. These customers generally have a history of using credit from a variety of sources and include homeowners, purchasers of consumer durables (such as furniture, electronics and appliances) and college students. In extending credit, the Company considers, among other things, the customer's capacity to repay (e.g., income, debt ratio, and employment stability), credit history and available collateral for secured loans (including home ownership). In addition, credit scoring models are used extensively to evaluate risk.

     The Company distributes its consumer finance products through multiple delivery systems, which include (i) consumer branch offices and (ii) centralized consumer lending and credit card operations. Home equity loans account for the largest portion of the Company's consumer finance portfolio, and are distributed through a branch delivery system and centralized lending operations. The Company also offers personal installment and revolving loans and purchases consumer retail sales finance contracts through its branch delivery and centralized lending systems. In addition, the Company offers private label credit cards through its subsidiary, Associates Capital Bank, Inc. ("ACB"), and purchases participations in the private label credit card receivables of an affiliate. The Company, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its consumer finance customers, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. The Company also provides emergency roadside assistance and auto club services.

     Delivery of Consumer Products and Services. The Company distributes its consumer finance products through branch offices and centralized consumer and credit card lending operations described below:

          Consumer Branch System. At December 31, 1998, the Company's consumer finance branch system consisted of 1,400 geographically dispersed office locations in the United States and Puerto Rico. These locations operate under four different nameplates -- Associates Financial Services, TranSouth Financial, First Family Financial Services and Kentucky Finance. Products distributed include direct origination of home equity loans, personal loans and retail sales finance.

          Centralized Lending. The Company's centralized home equity lending operation is conducted through Associates Home Equity Services, Inc. ("AHES"). AHES offers both fixed and variable rate closed-end loans and lines of credit, secured by residential property. At December 31, 1998, a majority of the home equity loans in the Company's centralized home equity lending operation were originated through unaffiliated mortgage brokers and financial institutions. Mortgage brokers are independent agents who match their customers with a lender based on the customer's needs and the credit profile requirements of the lender. The remaining home equity loans in the centralized lending operation at December 31, 1998 were originated as a result of existing customer relationships, direct mail and telemarketing efforts. The Company's centralized home equity lending operation covers most of the United States through six regional service centers and 36 district sales offices located in 24 states.

          Additionally, the Company has a centralized warehouse lending operation, which is conducted through First Collateral Services, Inc. ("FCS"). FCS provides short-term lines of credit secured by residential mortgages to small and mid-sized mortgage brokers throughout the United States.

          The Company also conducts centralized lending operations through ACB, a Federal Deposit Insurance Corporation ("FDIC") insured Utah chartered industrial loan company. ACB offers loans by mail on a nationwide basis and operates a number of private label retail credit card programs throughout the United States.

     The Company also offers a variety of finance products to commercial customers including retail and wholesale financing and leasing products and services for heavy-duty (Class 8) and medium-duty (Classes 3 through 7) trucks and truck trailers and construction, material handling and other industrial and communications equipment. Prior to December 31, 1997, the Company also provided a wide range of retail and wholesale financing products and services to the manufactured housing sector through its participation in First Capital's manufactured housing activities. On December 31, 1997 this participation was terminated and substantially all manufactured housing related assets and liabilities were transferred, at book value, to First Capital. In addition, the Company engages in a number of other commercial activities, including auto fleet leasing and fleet management services, government guaranteed lending, employee relocation services and municipal finance. The Company, through certain subsidiaries and third parties, also makes available various credit-related and other insurance products to its commercial finance customers, including commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance. The Company also offers commercial auto liability insurance in certain states.

     Delivery of Commercial Products and Services. The Company distributes its commercial finance products through branch and regional offices and centralized commercial lending, leasing and service operations described below:

          Commercial Branch System. The Company provides truck and truck trailer financing, equipment financing and leasing services and manufactured housing financing through 64 branch and six regional offices in the United States and Puerto Rico. Additionally, the Company's sales force regularly contacts truck and truck trailer dealers, construction equipment dealers and manufactured home retailers to purchase finance contracts made between those dealers and retailers and the ultimate end-user. The Company also provides short-term trailer rentals through 21 U.S. branch offices.

          Centralized Lending, Leasing and Services. The Company utilizes five centralized operations to distribute lending, leasing and fee-based products and services. The Company's auto fleet leasing and fleet management services operation is directed through United States Fleet Leasing. Additionally, the Company utilizes centralized operations to provide material handling and other industrial and communications equipment products, employee relocation services and government guaranteed lending programs. Insurance products are marketed to commercial finance customers through the same delivery systems used to market commercial finance products and services.

     The following table shows net finance receivables outstanding attributable to the various types of financing products (in millions):

                      NET FINANCE RECEIVABLES OUTSTANDING

                                                           AT DECEMBER 31
                                    -------------------------------------------------------------
                                      1998         1997         1996         1995         1994
                                    ---------    ---------    ---------    ---------    ---------
Home Equity Lending(1)............  $20,435.8    $17,437.3    $15,435.9    $13,190.4    $11,455.2
Truck and Truck Trailer...........   10,038.0      9,011.1      8,077.6      7,415.7      6,553.0
Personal Lending/Retail Sales
  Finance.........................    6,566.2      6,920.6      5,786.5      4,752.7      4,188.9
Equipment(2)......................    4,882.1      4,899.8      4,261.4      3,729.1      2,909.3
Auto Fleet Leasing................    1,471.4      1,418.9      1,087.4        327.1        299.4
Credit Card(3)....................    1,398.0      7,333.6      5,517.1      4,616.8      3,834.6
Manufactured Housing(4)...........       20.7         24.1      1,257.6      2,049.3      1,681.1
Warehouse Lending and Other(5)....    1,226.3        809.1        355.4        287.2         54.2
                                    ---------    ---------    ---------    ---------    ---------
          Total...................  $46,038.5    $47,854.5    $41,778.9    $36,368.3    $30,975.7
                                    =========    =========    =========    =========    =========

---------------

(1) In March 1998, the Company securitized and sold approximately $235 million of home equity lending receivables.

(2) In March 1998, approximately $650 million of equipment finance receivables were sold, at book value, to First Capital.

(3) As described in NOTE 5 to the consolidated financial statements, in April 1998, the Company sold, at book value, approximately $5.2 billion of the Company's participation interest in the U.S. bankcard credit card receivables of First Capital.

(4) During 1997 and 1996, First Capital or the Company securitized and sold approximately $800 million and $1.3 billion, respectively, of manufactured housing retail finance receivables which reduced the dollar amount of participation owned by the Company in such receivables. In 1996, the servicing rights to such securitization were transferred to Associates Housing Finance Services, Inc. ("AHFS"), an affiliate of the Company and a subsidiary of First Capital. During 1997, the Company sold, at net book value, substantially all of its outstanding manufactured housing finance receivables to AHFS. Immediately subsequent to the sale, the Company repurchased a participation interest, at net book value, in substantially all of such receivables. Such participation was included in the net finance receivables of Associates until December 31, 1997 when the participation agreement was terminated. As of December 31, 1998 and 1997, the receivables of the manufactured housing business were included in the consolidated accounts of First Capital and $20.7 million and $24.1 million, respectively, of manufactured housing receivables (which were not included in the First Capital participation agreement) were included in the accounts of the Company.

(5) Includes warehouse lending, government guaranteed lending and municipal finance (prior to 1997, municipal finance was included in truck and truck trailer and equipment net finance receivables).

     During 1998, the average finance charge yield (finance charge revenue divided by average net receivables) on commercial finance products and consumer finance products approximated 10% and 15%, respectively.

     Home Equity Lending. Home equity lending activities consist of originating and servicing fixed and variable rate mortgage loans that are secured primarily by single-family residential properties. Typically, such loans are not used for the acquisition of homes, but are made to borrowers primarily for the purpose of debt consolidation, including the refinancing of existing mortgage loans, home improvements and a variety of other purposes.

     Home equity loans typically have initial maturities of up to 180 months. Variable rates were charged on approximately 14% of home equity finance receivables outstanding at December 31, 1998. Home equity loans may be secured by either first or second mortgages. At December 31, 1998, approximately 78% of the aggregate net outstanding balance of home equity lending receivables was secured by first mortgages.

     Truck and Truck Trailer Financing and Leasing. The Company believes that it is one of the leading independent sources of financing and leasing for heavy-duty trucks and truck trailers in the United States. The Company provides retail financing and leasing for purchasers and users of medium-duty trucks, heavy-duty trucks and truck trailers, as well as wholesale financing, accounts receivable financing and working capital loans to dealers and trucking companies. The Company also provides financing and leasing for truck and truck trailer purchases by truck leasing and rental companies.

     The Company provides retail financing of new and used medium-duty trucks, heavy-duty trucks and truck trailers primarily on an indirect basis through truck and truck trailer dealers. Under an installment sales contract, the dealer and purchaser enter into a financing arrangement for the installment purchase of a truck or truck trailer. Subject to credit approval by the Company, the dealer assigns the installment contract to the Company. The Company funds the transaction by a payment to the dealer for the net amount financed in the contract. Retail truck and truck trailer financing is also sourced directly with truck or truck trailer purchasers.

     Generally, retail financing transactions provide for terms up to 60 months for trucks and up to 84 months for truck trailers at fixed rates of interest. The interest rate varies depending on, among other things, the credit quality of the purchaser, the transaction size, the term and down payment, and whether the collateral is new or used.

     Fleet leasing is provided for users of medium-duty trucks, heavy-duty trucks and truck trailers. Most truck and truck trailer leases are non-maintenance, net open-end leases. Under such leases, the customer is responsible for the maintenance and residual value of the vehicle and the Company generally retains the tax depreciation benefit.

     The Company also provides truck trailer rental services through short-term operating leases. Under these leases, the Company is the owner of the equipment and the lessee enjoys the use of the equipment for periods from a few days to several months.

     In addition, new and used vehicle wholesale financing is provided to truck and truck trailer dealers. Generally, such loans are short-term with variable rates (prime rate based) and are secured by inventory.

     Personal Lending/Retail Sales Finance. The Company's personal lending business consists of direct origination and servicing of secured and unsecured personal loans to individuals. Personal loans are direct consumer loans that are generally not secured by real estate. Such loans may be secured by existing personal property (the realizable value of which may be less than the amount of the loan secured), including automobiles and consumer durables. Personal loan contract terms range up to 60 months and generally require payments on an installment basis. In general, personal loans are made for debt consolidations, home improvements, education, vacations, taxes and purchases of automobiles, appliances and other durable goods. Personal loans are marketed through direct mail, advertising, referrals and the solicitation of existing retail sales finance customers.

     Retail sales finance contracts are generally for the purchase of items such as household electronics and appliances, furniture and home improvements. These contracts are generally purchased from retailers of such items, and provide an important source of new loan customers. The sales finance relationship often leads to other types of financing for the customer based on the individual's credit needs. The terms of retail sales finance contracts differ based on the amount financed and the credit quality of the customer. Generally, retail sales finance contracts have terms ranging from 24 to 36 months.

     Equipment Financing and Leasing. The Company believes that it is one of the leading independent sources of financing and leasing of new and used construction, mining, forestry, industrial, machine tool, material handling, communications and turf maintenance equipment and golf carts in the United States. Wholesale and rental fleet financing is offered to dealers (who may either sell or rent the equipment to end-users) and retail financing and leasing is offered to equipment end-users.

     The Company provides retail financing for the purchase of new and used equipment through installment sales contracts purchased from dealers and distributors, and through direct loans to purchasers. Generally, retail financing transactions for equipment provide for maturities of up to 60 months at fixed rates of interest. The interest rate depends on, among other things, the credit quality of the purchaser, transaction size, term, down payment and whether the collateral is new or used.

     Leasing for end-users of equipment, either directly to the customer or through dealers is also provided. Finance leases typically include an option for the lessee to acquire the equipment at a set time before the termination of the lease for a specified price (designed to offer the lessee an incentive to purchase as part of residual risk management) and typically include an option for the lessee to acquire the equipment at the end of the lease term for the fair market value.

     In addition, the Company provides wholesale and rental fleet financing for selected dealers. Generally, wholesale loans are short-term loans with variable rates (prime rate based) and are secured by inventory.

     Auto Fleet Leasing. The Company believes it is one of the leading providers of auto fleet leasing and management services for corporations and municipalities in the United States with auto and light truck fleets of generally 100 or more vehicles. Management services, which are provided through a centralized operation, primarily include vehicle purchasing and sales, license and title administration, vehicle maintenance management, accident management, fuel card management, driver expense report processing and other tailored services to allow companies to fully outsource their fleet management operations. Auto fleet leasing receivables have increased substantially since 1995 principally due to the July 1996 acquisition of certain auto leasing assets of USL Capital, formerly an affiliate and Ford subsidiary, and the acquisition of the commercial auto fleet leasing operation of AT&T Capital Corporation in December 1997.

     Credit Card Receivables. Credit card receivables consist of private label credit cards which are marketed to the public directly and through co-operative marketing programs with other companies. The private label credit card business has principally consisted of customized revolving credit programs for customers of Amoco and Texaco.

     The Company's credit card related revenues are derived from finance charges on revolving accounts, the interchange fees resulting from merchant discounts, annual membership and other account fees, as well as, fees earned from the sale of insurance and other fee-based products. The Company's credit card receivables typically bear variable (prime rate based) interest rates.

     Manufactured Housing. Prior to December 31, 1997, the Company participated in First Capital's manufactured housing activities. On December 31, 1997, this participation was terminated and substantially all manufactured housing assets and liabilities were transferred, at book value, to First Capital. Accordingly, the manufactured housing receivable balance decreased from $1.3 billion on December 31, 1996 to $24.1 million on December 31, 1997 and $20.7 million on December 31, 1998. First Capital's manufactured housing activities consist of purchasing manufactured housing retail installment contracts originated by retail dealers, originating and servicing direct loans to purchasers, and providing wholesale financing to approved manufactured housing dealers. First Capital also offers commercial business loans to certain manufactured housing dealers to provide capital to build new retail sales centers, update existing facilities or expand into community park sales.

     Warehouse Lending and Other. The Company's other activities principally include the following:

          Warehouse Lending. The Company provides short-term financing, secured by real estate mortgages, to mortgage companies and other mortgage lenders.

          Government Guaranteed Lending -- SBA and B&I Loans. The Company extends credit to small businesses that is partially guaranteed by the United States government under the Small Business Administration 7(a), 504, LowDoc, and SBAExpress programs, as well as the USDA Business and Industrial Loan program. These programs provide financing of $50,000 to $5 million for working capital, equipment, commercial real estate, debt refinancing and business acquisitions. The Company maintains Preferred Lender Status in eight SBA Districts in Texas and California and it plans to extend its Preferred Lender Status to additional SBA districts in the upcoming year.

          Employee Relocation Services. The Company provides corporations and certain federal government agencies with assistance in employee relocation, origination of mortgages and management and disposition of residential real estate.

          Municipal Finance. The Company provides financing for the acquisition of real and personal property by state and local government entities, not-for-profit (sec.501(c)(3)) corporations and qualified industrial companies.

          Emergency Roadside Assistance and Auto Club Services. The Company offers various emergency roadside assistance and related auto club services to consumers through major corporations, primarily automobile manufacturers.

     Related Insurance. The Company, through certain of its subsidiaries and other third party insurance providers, makes available various credit-related and non-credit insurance products to its finance customers. Insurance products offered to the Company's consumer finance customers include credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. Insurance products offered to the Company's commercial finance customers include commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance. In addition to insurance underwriting, the Company also receives compensation for certain insurance programs underwritten by other companies. The Company underwrites liability insurance in certain states for its commercial auto physical damage customers.

     The purchase of insurance by a finance customer is optional, with the exception of physical damage insurance on loan collateral, which is generally required. The customer can purchase such insurance either from the Company or an alternative carrier chosen by the customer. Premiums for insurance coverage are generally financed as part of the insured's finance obligation.

     The following table sets forth certain information relating to the Company's insurance operations (in millions):

                         INSURANCE STATISTICAL DATA(1)

                                                              YEAR ENDED DECEMBER 31
                                                    ------------------------------------------
                                                     1998     1997     1996     1995     1994
                                                    ------   ------   ------   ------   ------
Net Written Premium
  Credit life, accident and other related.........  $210.7   $252.3   $232.2   $187.9   $201.7
  Physical damage.................................   194.7    210.3    186.2    180.3    168.7
  Other casualty and liability....................    53.4     64.2     51.4     46.4     35.5
                                                    ------   ------   ------   ------   ------
          Total...................................  $458.8   $526.8   $469.8   $414.6   $405.9
                                                    ======   ======   ======   ======   ======
Premium Revenue(2)
  Credit life, accident and other related.........  $187.5   $186.6   $170.5   $164.8   $136.1
  Physical damage.................................   154.1    140.6    143.8    115.7    130.0
  Other casualty and liability....................    42.3     42.9     40.5     44.6     27.4
                                                    ------   ------   ------   ------   ------
          Total...................................  $383.9   $370.1   $354.8   $325.1   $293.5
                                                    ======   ======   ======   ======   ======
Investment Income.................................  $ 90.5   $ 78.9   $ 68.4   $ 65.3   $ 44.9
                                                    ======   ======   ======   ======   ======
Benefits Paid or Provided.........................  $144.0   $142.1   $142.9   $135.7   $144.1
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

ADDITIONAL INFORMATION REGARDING THE COMPANY

  Allowance for Losses, Credit Losses and Contractual Delinquency

     The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against anticipated losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. Additions to the allowance are generally charged to the provision for losses on finance receivables. An analysis of changes in the allowance for losses is contained in
NOTE 6 to the consolidated financial statements.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, the Company's policy generally provides for charge-off of various types of accounts on a contractual basis. Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually delinquent for one year. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

     The following table sets forth information as of the dates shown regarding contractual delinquency, net credit losses and allowance for losses. This information should be read in conjunction with the discussion of the Company's financial condition under the caption "-- Management's Discussion and Analysis of Financial Condition and Results of Operations."

            60+DAYS CONTRACTUAL DELINQUENCY, NET CREDIT LOSSES, AND
                ALLOWANCE FOR LOSSES TO NET FINANCE RECEIVABLES

                                                       YEAR ENDED OR AT DECEMBER 31
                                            --------------------------------------------------
                                              1998       1997       1996       1995      1994
                                            --------   --------   --------   --------   ------
60+Days Contractual Delinquency
  Consumer finance products...............      3.30%      3.06%      2.90%      2.24%    1.81%
  Commercial finance products.............      1.06       1.04       1.12       0.64     0.28
          Total...........................      2.41%      2.35%      2.29%      1.72%    1.33%
          Total dollars delinquent (in
            millions).....................  $1,195.6   $1,211.0   $1,038.9   $  698.6   $463.8
Net Credit Losses to Average Net
  Receivables
  Consumer finance products...............      2.85%      3.45%      2.82%      2.35%    2.29%
  Commercial finance products.............      0.34       0.27       0.33       0.19     0.09
          Total...........................      1.94%      2.43%      2.02%      1.66%    1.60%
          Total dollars (in millions).....  $  882.0   $1,107.8   $  798.0   $  557.7   $456.7
Allowance for Losses Amount (in
  millions)...............................  $1,378.9   $1,661.9   $1,371.4   $1,109.2   $932.4
Allowance for Losses to Net Finance
  Receivables.............................      3.00%      3.47%      3.28%      3.05%    3.01%
Allowance for Losses to Net Credit
  Losses(1)...............................      1.76x      1.50x      1.72x      1.99x    2.04x

---------------

(1) The 1998 figure represents the ratio of allowance for losses to annualized second, third and fourth quarter losses. The 1994-1997 amounts reflect the allowance for losses to net credit losses for the respective year. First quarter losses are not reflected in the 1998 ratio because they were incurred before the second quarter sale of approximately $5.2 billion of credit card receivables. Losses incurred after this transaction are more representative of current loss levels.

     The Company's ten largest accounts at December 31, 1998 (all of which were current at December 31, 1998) represented less than 2% of the Company's total gross finance receivables outstanding. All of such accounts are secured commercial finance accounts.

  COMPETITION

     The markets in which the Company operates are highly competitive. Many competitors are large companies that have substantial capital and technological and marketing resources. Some of these competitors are larger than the Company and may have access to capital at a lower cost than the Company. The Company believes that the finance charge rate is one of the primary competitive factors in many of its markets. From time to time, competitors of the Company may seek to compete aggressively on the basis of pricing, and the Company may lose market share to the extent it is not willing to match competitor pricing, in order to maintain interest margins.

     Traditional competitors in the consumer finance related businesses include independent finance companies, banks and thrift institutions, credit unions, industrial banks, credit card issuers, leasing companies, manufacturers and vendors. On a local level, community banks and smaller independent finance and/or mortgage companies are a competitive force. Some competitors have substantial local market positions; others are part of large, diversified organizations. Because of their longstanding insured deposit base, many banks that compete with the Company are able to offer financial services on very competitive terms.

     Competition varies across products offered. While there is considerable competition in the home equity loan market, the market is fragmented with no single competitor claiming a significant market share. The

Company, as a portfolio lender, maintains considerable product and delivery flexibility, which the Company believes is a competitive advantage.

     Competition also varies by delivery system and geographic region. For example, competitors of the Company's branch system are distinct from the competitors of the Company's centralized lending operations.

     In its commercial finance businesses, the Company competes with captive and independent finance companies, commercial banks, thrifts and other financial institutions, leasing companies, lease brokers, manufacturers, vendors and others.

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

     Competitors in the insurance business include national, regional and local insurance companies, as well as self-insurance programs and captive insurers. Competition in the insurance business is based upon price, product design and service levels rendered to producers and policyholders. The insurance business is extremely competitive, in both price and services, and no single insurer is dominant. The Company believes that its ability to market its insurance products through its distribution systems gives it a distinct competitive advantage over its competitors who do not have such ability.

  REGULATION

     The Company's operations are subject to extensive state and federal regulation including, but not limited to, the following federal statutes and regulations: The Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof, commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended (the "ECOA"), the Fair Credit Reporting Act of 1970, as amended (the "FCRA") and the Real Estate Settlement Procedures Act, as amended ("RESPA"). In addition, the Company is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans.

     In the judgment of the Company, existing statutes and regulations have not had a materially adverse effect on the operations of the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or regulatory interpretations or their impact on the future business, financial condition or prospects of the Company.

     The Company's consumer finance businesses, including its credit card business, are generally subject to detailed supervision by governmental authorities under legislation and regulations which generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on collection practices and creditor remedies. Licenses are renewable, and may be subject to revocation for violations of such laws and regulations. In addition, most states have usury laws which limit interest rates. Federal legislation preempts state interest rate ceilings on first mortgage loans and state laws which restrict various types of alternative home equity receivables, except in those states which have specifically opted out of such preemption.

     The Company is subject to the TILA and Regulation Z promulgated thereunder. The TILA requires, among other things, disclosure of pertinent elements of consumer credit transactions, including the finance charges and the comparative costs of credit expressed in terms of an annual percentage rate. The TILA disclosure requirements are designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to enable them to compare credit terms. The TILA also guarantees consumers a three-day right to cancel certain credit transactions, including purchase money refinancing and home equity loans secured by a consumer's primary residence. Section 32 of

Regulation Z mandates that applicants for real estate loans which contain certain rate and fee amounts be provided an additional three day waiting period prior to signing loan documents.

     In addition, the Company is subject to the ECOA which, in part, prohibits credit discrimination on the basis of race, color, religion, sex, marital status, national origin or age. Regulation B, promulgated under the ECOA, restricts the type of information that may be obtained by creditors in connection with a credit application. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are denied credit of the reasons therefor. In instances where a loan application is denied or the rate or charge on a loan is increased as a result of information obtained from a consumer credit agency, the FCRA requires the lender to supply the applicant with the name and address of the reporting agency.

     RESPA has been extended to cover real estate secured loans that are subordinated to other mortgage loans. RESPA and Regulation X thereunder require disclosure of certain information to customers within prescribed time frames and regulate the receipt or payment of fees or charges for services performed.

     ACB is regulated by the FDIC and the Utah Department of Financial Institutions in regard to capital adequacy, leverage, loans, deposits, consumer protection, community reinvestment, the payment of dividends, transactions with affiliates and other aspects of operations.

     Federal and state legislation seeking to regulate the maximum interest rate and/or other charges on consumer finance receivables has been introduced in the past, and may from time to time be changed in the future. However, it is not possible to predict the nature of future legislation with respect to the foregoing or its impact on the future business, financial condition or prospects of the Company.

     Although most jurisdictions do not regulate commercial finance, certain jurisdictions do require licensing of lenders and financiers, limitations on interest rates and other charges, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. The Company is also required to comply with certain provisions of the ECOA which are applicable to commercial loans.

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

ITEM 2. PROPERTIES.

     The furniture, equipment and other physical property owned by Associates and its subsidiaries represent less than 1% of total assets at December 31, 1998 and are therefore not significant in relation to total assets. Branch finance operations are generally conducted on leased premises under operating leases with terms not normally exceeding five years. At December 31, 1998, the Company had 1,485 offices in the United States and Puerto Rico.

ITEM 3. LEGAL PROCEEDINGS.

     Various legal actions and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or treble damage claims which, if adversely held against the Company, would require large expenditures or could affect the manner in which the Company conducts its business.

     In addition, the Company, like many other companies that operate in regulated businesses, is from time to time the subject of various governmental inquiries and investigations. The Company is currently the subject of certain investigations and inquiries by federal and state governmental authorities relating generally to the Company's lending practices. The Company does not have sufficient information to predict with certainty the ultimate outcome of such investigations and inquiries or their ultimate effect, if any, on the Company's results of operations or financial condition or the manner in which the Company operates its business.

     Legal actions, governmental inquiries and investigations are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company or the subsidiary involved and could require the Company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1998. The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted in accordance with General Instruction I.(2)(c) to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding common stock of Associates is owned by First Capital and all of the Class B common stock is owned by Associates World Capital Corporation, a wholly-owned subsidiary of First Capital. There is no market for Associates stock.

     Dividends on the common stock and Class B common stock are paid when declared by the Board of Directors. Dividends of $14.20 per share per annum on the Class B common stock outstanding must be paid each year before any dividends may be paid on the common stock. A dividend of $28.4 million and $14.2 million was paid on Class B common stock during the years ended December 31, 1998 and 1996, respectively. A common stock dividend of $201.6 million and $204.7 million was paid during 1998 and 1996, respectively. No dividends were paid in 1997.

     Associates is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements, including limitations on the payment of dividends. A restriction contained in one series of public debt securities, maturing March 15, 1999, generally limits payments of cash dividends on the Company's common stock during any fiscal year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Future issues of Associates debt may also contain such a restriction. Any such amounts available for the payment of dividends in any fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.5 billion. At December 31, 1998, Associates tangible net worth was $6.4 billion. In addition, ACB and the Company's insurance subsidiaries may pay dividends and make certain other transfers of funds to the Company only up to amounts permitted by applicable banking and insurance regulations, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results which has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1998. This information is being provided in lieu of the information called for by item 6 of Form 10-K, in accordance with General Instruction I.(2)(a) to Form 10-K. The information should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this report (dollar amounts in millions):

                                                       YEAR ENDED OR AT DECEMBER 31
                                         ---------------------------------------------------------
                                           1998        1997        1996        1995        1994
                                         ---------   ---------   ---------   ---------   ---------
Results of Operations
  Total revenue
     Consumer finance products.........  $ 5,159.3   $ 5,343.1   $ 4,493.2   $ 3,882.4   $ 3,147.6
     Commercial finance products.......    1,940.0     1,808.0     1,728.2     1,502.0     1,240.3
                                         ---------   ---------   ---------   ---------   ---------
          Total........................    7,099.3     7,151.1     6,221.4     5,384.4     4,387.9
  Finance charge revenue...............    5,841.5     6,428.5     5,580.3     4,805.3     3,866.7
  Interest expense.....................    2,842.2     2,543.9     2,206.7     1,979.8     1,509.7
  Net interest margin..................    2,999.3     3,884.6     3,373.6     2,825.5     2,357.0
  Operating expenses...................    1,660.7     1,842.5     1,603.3     1,417.8     1,191.6
  Provision for losses.................      949.4     1,195.6       963.4       729.7       569.9
  Insurance benefits paid..............      144.0       142.1       142.9       135.7       144.1
  Earnings before provision for income
     taxes.............................    1,503.0     1,427.0     1,305.1     1,121.4       972.6
  Provision for income taxes...........      551.0       524.5       482.0       413.3       369.1
  Net earnings.........................      952.0       902.5       823.1       708.1       603.5
Balance Sheet Data
  Finance receivables, net of unearned
     finance income....................  $46,038.5   $47,854.5   $41,778.9   $36,368.3   $30,975.7
  Allowance for losses.................    1,378.9     1,661.9     1,371.4     1,109.2       932.4
  Total assets.........................   56,577.3    50,531.1    42,598.1    37,023.7    31,687.2
  Short-term debt (notes payable)......   16,427.9    18,386.6    15,714.4    13,434.7    12,211.9
  Long-term debt.......................   32,205.5    25,135.4    20,816.9    18,311.5    14,963.2
  Stockholders' equity.................    6,756.2     6,048.7     5,086.2     4,444.0     3,786.1
Selected Data and Ratios
  Net interest margin as a percentage
     of average net finance
     receivables.......................       6.59%       8.53%       8.53%       8.39%       8.24%
  Return on average assets.............       1.78        1.93        2.03        2.06        2.04
  Return on average equity.............      14.65       16.32       17.06       17.21       17.10
  Earnings to fixed charges............       1.53x       1.56x       1.59x       1.56x       1.64x
  Total debt to equity.................      7.1:1       7.1:1       7.1:1       7.1:1       7.1:1
  60+days contractual delinquency
     Consumer finance products.........       3.30%       3.06%       2.90%       2.24%       1.81%
     Commercial finance products.......       1.06        1.04        1.12        0.64        0.28
          Total........................       2.41%       2.35%       2.29%       1.72%       1.33%
  Net credit losses to average net
     receivables
     Consumer finance products.........       2.85%       3.45%       2.82%       2.35%       2.29%
     Commercial finance products.......       0.34        0.27        0.33        0.19        0.09
          Total........................       1.94%       2.43%       2.02%       1.66%       1.60%
  Allowance for losses to net finance
     receivables.......................       3.00        3.47        3.28        3.05        3.01
  Allowance for losses to net credit
     losses(1).........................       1.76x       1.50x       1.72x       1.99x       2.04x

---------------

(1) The 1998 figure represents the ratio of allowance for losses to annualized second, third and fourth quarter losses. The 1994-1997 amounts reflect the allowance for losses to net credit losses for the respective year. First quarter losses are not reflected in the 1998 ratio because they were incurred before the second quarter sale of approximately $5.2 billion of credit card receivables. Losses incurred after this transaction are more representative of current loss levels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is a leading diversified finance organization providing finance, leasing and related services to individual consumers and businesses in the United States and Puerto Rico. The Company's revenues principally consist of finance charge income and, to a lesser extent, insurance premiums and investment and other fee income. The Company's primary expenses are interest expense from the funding of its finance business, provision for loan losses and operating expenses. A principal factor determining the profitability of the Company is finance charge revenue less interest expense ("net interest margin").

     The following discussion and analysis provides information that management believes to be relevant to understanding the Company's consolidated financial condition and results of operations. It has been prepared in accordance with General Instruction I.(2)(a) to Form 10-K. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

RESULTS OF OPERATIONS

  SUMMARY OF RESULTS OF OPERATIONS

     The following table summarizes the Company's earnings and related data (dollars in millions):

                           EARNINGS AND RELATED DATA

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           1998       1997       1996
                                                         --------   --------   --------
Earnings before provision for income taxes.............  $1,503.0   $1,427.0   $1,305.1
Net earnings...........................................     952.0      902.5      823.1
Return
  On average assets....................................      1.78%      1.93%      2.03%
  On average equity....................................     14.65      16.32      17.06

     The principal factors, which influenced the changes in the Company's earnings before provision for income taxes and net earnings in each period are net interest margin, investment and other income, operating expenses and provision for loan losses, all of which are described in the sections that follow.

  NET INTEREST MARGIN

     The Company's net interest margin was as follows (dollars in millions):

                              NET INTEREST MARGIN

                                                        YEAR ENDED DECEMBER 31
                                 ---------------------------------------------------------------------
                                         1998                    1997                    1996
                                 ---------------------   ---------------------   ---------------------
                                  AMOUNT    PERCENT(1)    AMOUNT    PERCENT(1)    AMOUNT    PERCENT(1)
                                 --------   ----------   --------   ----------   --------   ----------
Finance Charge Revenue.........  $5,841.5      12.83%    $6,428.5      14.11%    $5,580.3      14.12%
Interest Expense...............   2,842.2       6.13      2,543.9       6.34      2,206.7       6.34
                                 --------                --------                --------
Net Interest Margin............  $2,999.3       6.59%    $3,884.6       8.53%    $3,373.6       8.53%
                                 ========                ========                ========

---------------

(1) Finance charge revenue and net interest margin are expressed as a percent of average net finance receivables outstanding for the indicated period; interest expense is expressed as a percent of average debt outstanding for the indicated period.

     The decrease in net interest margin in 1998 compared to 1997 and 1996 was primarily due to a shift in product mix towards more secured portfolios. Secured portfolios typically have lower finance charge yields than unsecured portfolios. The shift in product mix was principally due to the second quarter sale (the "Credit Card Sale"), at book value, of approximately $5.2 billion of the Company's participation interest in the U.S.

bankcard credit card receivables of First Capital. See NOTE 5 to the consolidated financial statements for more information on this transaction.

  FINANCE CHARGES

     Finance charge revenue and yield for the Company were as follows (dollars in millions):

                                FINANCE CHARGES

                                                           YEAR ENDED DECEMBER 31
                                                     ----------------------------------
                                                       1998         1997         1996
                                                     --------     --------     --------
Finance Charge Revenue.............................  $5,841.5     $6,428.5     $5,580.3
Yield(1)...........................................     12.83%       14.11%       14.12%

---------------

(1) Calculated as finance charge revenue as a percentage of average net finance receivables outstanding for the indicated period.

     Finance charge revenue increased, on a dollar basis, in 1997 compared to 1996 primarily due to the growth in average net finance receivables outstanding. Finance charge revenue decreased in 1998 compared to 1997 due to the decline in average net finance receivables caused by the receivable sales and securitization during 1998. See NOTE 5 to the consolidated financial statements for more information on these transactions.

     The principal factors which influence the trend of finance charge yields are (i) the composition of the finance receivable portfolios (i.e., "product mix"); (ii) the interest rate environment; and (iii) the level of business competition. The shift in product mix towards more secured portfolios due to the aforementioned Credit Card Sale was the primary cause of the decrease in finance charge yields in 1998 compared to 1997 and 1996. Secured portfolios generally have lower yields than unsecured portfolios. A generally declining interest rate environment and increased competition also contributed to the decrease.

  INTEREST EXPENSE

     Total dollars of interest expense increased in each of the three years ended 1998. In each year the increase was principally due to higher average outstanding debt as a result of the Company's growth in total assets. The increase in interest expense as a result of asset growth in 1998 was partially offset by a decline in the Company's average borrowing rate in each period. Declines in the Company's average borrowing rate were primarily caused by decreasing market interest rates and by a modest shift toward a higher percentage of floating-rate debt as a percentage of total debt. Floating-rate debt rates were lower than long-term debt rates in each period.

  INSURANCE PREMIUM REVENUE

     Insurance premium revenue was $383.9 million, $370.1 million and $354.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Insurance premium revenue, which is earned over the coverage term, increased $13.8 million (3.7%) in 1998, $15.3 million (4.3%) in 1997, and $29.7 million
(9.1%) in 1996. The insurance operation is engaged in underwriting credit-related and other specialized insurance products for customers of the consumer and commercial finance businesses. Therefore, insurance sales, and resulting revenue, are largely dependent on business activities and volume.

  INVESTMENT AND OTHER INCOME

     Investment income is derived from interest income on notes due from related parties and gains and losses on the Company's investments in debt and equity securities. Other income is primarily derived from service fees under master servicing agreements related to securitized home equity lending receivables and from other fee-based services, such as employee relocation services, emergency roadside assistance and auto club services and from royalty, guarantee and service fees the Company receives from its foreign affiliates. Investment and other income for the years ended December 31, 1998, 1997 and 1996 was $873.9 million, $352.5 million and $286.3 million, respectively. The increase in other income in 1998 compared to 1997 and 1996 was principally due to the earnings on the note receivable from First Capital resulting from the second quarter Credit Card Sale described in NOTE 5 to the consolidated financial statements. The growth of the Company's investment portfolio and in fee-based services also contributed to the 1998 increase and were the primary causes of the increase in 1997 compared to 1996.

  OPERATING EXPENSES

     Operating expenses, which do not include interest expense, were as follows (dollars in millions):

                               OPERATING EXPENSES

                                                YEAR ENDED DECEMBER 31
                                ------------------------------------------------------
                                      1998               1997               1996
                                ----------------   ----------------   ----------------
                                 AMOUNT    % ANR    AMOUNT    % ANR    AMOUNT    % ANR
                                --------   -----   --------   -----   --------   -----
Salaries and Benefits.........  $  919.5   2.02%   $  961.5   2.11%   $  828.8   2.10%
Data Processing...............     141.0   0.31       145.2   0.32       120.4   0.30
Occupancy.....................     113.5   0.25       111.8   0.24        91.8   0.23
Other.........................     486.7   1.07       624.0   1.37       562.3   1.43
                                --------   ----    --------   ----    --------   ----
          Total...............  $1,660.7   3.65%   $1,842.5   4.04%   $1,603.3   4.06%
                                ========   ====    ========   ====    ========   ====
Efficiency Ratio..............             40.4%              41.3%              41.4%
                                           ====               ====               ====

     Operating expenses, on a dollar basis, declined in 1998 compared to 1997, primarily as a result of lower levels of outstanding receivables during the year. As a percentage of average net receivables ("ANR"), total operating expenses decreased from 1996 to 1998. In addition, the Company's total operating efficiency, as measured by the ratio of total operating expenses to revenues net of interest expense and insurance benefits paid or provided (the "Efficiency Ratio") improved in each year.

  ALLOWANCE FOR LOSSES, LOSSES AND ASSET QUALITY

     The Company maintains an allowance for losses on finance receivables at an amount, which it believes is sufficient to provide adequate protection against losses in its portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. For purposes of measuring business unit profitability, each business unit establishes an allowance for loan loss when a loan is made through a charge to the provision for losses. The Company manages its allowance for losses on finance receivables on a Company-wide basis taking into account actual and expected losses in each business unit, the relationship of the allowance for losses to net finance receivables outstanding and the relationship of the allowance for losses to total net credit losses. The resulting charge is included in the provision for losses.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, the Company's policy provides for charge-off of various types of accounts on a contractual basis described as follows: consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become one year contractually delinquent. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Finance charge accruals are suspended on accounts when they become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. At December 31, 1998 and 1997, net finance receivables on which revenue was not accrued approximated $1.1 billion. The interest income that would have been recorded in 1998 if these nonaccruing receivables had been current was approximately $24 million.

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

               COMPONENTS OF CHANGES IN THE ALLOWANCE FOR LOSSES

                                                            YEAR ENDED DECEMBER 31
                                                       --------------------------------
                                                         1998        1997        1996
                                                       ---------   ---------   --------
Balance at Beginning of Period.......................  $ 1,661.9   $ 1,371.4   $1,109.2
  Provision for losses...............................      949.4     1,195.6      963.4
  Recoveries on receivables charged off..............      150.5       190.5      127.7
  Losses sustained...................................   (1,032.5)   (1,298.3)    (925.7)
                                                       ---------   ---------   --------
          Net credit loss experience.................     (882.0)   (1,107.8)    (798.0)
                                                       ---------   ---------   --------
  Reserves of receivables sold(1)....................     (359.4)         --         --
  Reserves of acquired businesses and other..........        9.0       202.7       96.8
                                                       ---------   ---------   --------
Balance at End of Period.............................  $ 1,378.9   $ 1,661.9   $1,371.4
                                                       =========   =========   ========
Allowance for Losses to Net Finance Receivables......       3.00%       3.47%      3.28%
Loss Coverage Ratio(2)...............................       1.76x       1.50x      1.72x

---------------

(1) The reserves related to receivables sold during 1997 and 1996 were not significant.

(2) The 1998 figure represents the ratio of allowance for losses to annualized second, third and fourth quarter losses. The 1997 and 1996 amounts reflect the allowance for losses to net credit losses for the respective year. First quarter losses are not reflected in the 1998 ratio because they were incurred before the second quarter sale of approximately $5.2 billion of credit card receivables. Losses incurred after this transaction are more representative of current loss levels.

     The allowance for losses as a percent of net finance receivables increased in 1997 and declined in 1998. The decline in 1998 is principally due to the aforementioned Credit Card Sale in the second quarter of 1998 that caused a shift in product mix in 1998 towards more secured portfolios. Secured portfolios generally have lower losses and therefore lower allowance requirements than unsecured portfolios. An increase in consumer bankruptcy levels during 1998 somewhat offset the decline in the allowance in 1998 and was the primary factor driving the increase in 1997. Management believes the allowance for losses at December 31, 1998 is sufficient to provide adequate protection against losses in its portfolios. Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1998 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

     The Company's 60+days contractual delinquency and net credit losses as a percentage of average net finance receivables ("ANR") for each of these years are set forth in the following table (dollars in millions):

                 CONTRACTUAL DELINQUENCY AND NET CREDIT LOSSES

                                                          YEAR ENDED OR AT DECEMBER 31
                                                         ------------------------------
                                                           1998       1997       1996
                                                         --------   --------   --------
60+Days Contractual Delinquency
  Consumer finance products............................      3.30%      3.06%      2.90%
  Commercial finance products..........................      1.06       1.04       1.12
          Total........................................      2.41%      2.35%      2.29%
          Total dollars delinquent.....................  $1,195.6   $1,211.0   $1,038.9
Net Credit Losses to ANR
  Consumer finance products............................      2.85%      3.45%      2.82%
  Commercial finance products..........................      0.34       0.27       0.33
          Total........................................      1.94%      2.43%      2.02%
          Total dollars................................  $  882.0   $1,107.8   $  798.0

     Consumer contractual delinquency levels and net credit losses increased from 1996 through 1997, reflecting higher consumer debt and bankruptcy levels. The rate of increase in consumer debt and bankruptcy levels slowed in 1998 resulting in a slight increase in the Company's contractual delinquency rates. The decrease in net credit loss rates in 1998 reflects the shift in product mix towards more secure portfolios caused by the aforementioned Credit Card Sale in the second quarter of 1998. Secured portfolios typically have lower loss rates than unsecured portfolios.

  INSURANCE BENEFITS PAID OR PROVIDED

     Insurance benefits paid or provided were $144.0 million in 1998, $142.1 million in 1997 and $142.9 million in 1996. Benefits paid or provided are influenced by the amount of insurance in force, underwriting standards, loss experience, term of coverage and product mix.

  PROVISION FOR INCOME TAXES

     The Company's provision for income taxes and effective tax rates were as follows (dollars in millions):

                           PROVISION FOR INCOME TAXES

                                                  YEAR ENDED DECEMBER 31
                               ------------------------------------------------------------
                                      1998                 1997                 1996
                               ------------------   ------------------   ------------------
                                        EFFECTIVE            EFFECTIVE            EFFECTIVE
                               AMOUNT   TAX RATE    AMOUNT   TAX RATE    AMOUNT   TAX RATE
                               ------   ---------   ------   ---------   ------   ---------
U.S. statutory rate..........  $526.4      35.0%    $499.4     35.0%     $456.8     35.0%
  State income taxes.........    20.7       1.4       22.3      1.6        20.3      1.6
  Non-deductible goodwill and
     other...................     3.9       0.2        2.8      0.2         4.9      0.3
                               ------     -----     ------     ----      ------     ----
Provision for income taxes...  $551.0      36.6%    $524.5     36.8%     $482.0     36.9%
                               ======     =====     ======     ====      ======     ====

     The provision for income taxes maintained consistent levels in each of the comparable periods.

FINANCIAL CONDITION

  NET FINANCE RECEIVABLES

     The net change in net finance receivables in 1998 and 1997 were as follows:

                       CHANGE IN NET FINANCE RECEIVABLES

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
Net finance receivables.....................................  $46,038.5   $47,854.5
  (Decrease) increase.......................................   (1,816.0)    6,075.6
  % change..................................................       (3.8)%      14.5%

     The decrease in net finance receivables in 1998 compared to 1997 was primarily due to the aforementioned Credit Card Sale of $5.2 billion of the Company's participation interest in First Capital's U.S. bankcard credit card receivables in the second quarter of 1998. The participation interest was sold to First Capital and financed by a loan between the Company and First Capital. See NOTE 5 to the consolidated financial statement for more information on this transaction. The decrease in net finance receivables caused by the Credit Card Sale was partially offset by strong internal growth in the Company's home equity lending portfolio driven by the Company's entrance into the Texas home equity lending market during 1998, and strong internal growth in commercial transportation financing portfolios. The increase in net finance receivables in 1997 compared to 1996 was due to the acquisitions described in NOTE 5 to the consolidated financial statements and internal receivable growth.

  DEBT

     Total outstanding debt was $48.6 billion and $43.5 billion at December 31, 1998 and 1997, respectively. Such amounts of debt reflect net increases of $5.1 billion (11.7%) in 1998 and $7.0 billion (19.1%) in 1997. In both years, the increase was primarily a result of the growth in total assets. At December 31, 1998 and 1997, short-term debt, including the current portion of long-term debt, as a percent of total debt was 47% and 52%, respectively. The current portion of long-term debt at December 31, 1998 and 1997 was $6.5 billion and $4.2 billion, respectively.

  STOCKHOLDERS' EQUITY

     Stockholders' equity increased to $6.8 billion in 1998 from $6.0 billion in 1997. In each year, the increase was principally as a result of net earnings during the period. Stockholders' equity was also adjusted in 1998 and 1997 by net unrealized (losses) gains of $(14.5) million and $4.9 million, respectively, related to investments in available-for-sale securities. During 1998 the Company paid cash dividends to First Capital in the amount of $230.0 million. No common stock dividends were paid in 1997. In addition, during 1997 the Company received a contribution of $55.1 million from its parent in the form of shares of an affiliate, Associates Financial Services Company of Puerto Rico, Inc., which approximates its fair value.

LIQUIDITY/CAPITAL RESOURCES

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital and interest rate risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

     The Company's principal sources of cash are proceeds from the issuance of short-term and long-term debt and cash provided from the Company's operations. While First Capital has made periodic capital contributions to the Company in the past, no assurance can be made with respect to future capital contributions by First Capital to the Company. Nevertheless, management believes that it has available sufficient liquidity, from a combination of cash provided from operations and external borrowings, to support its operations.

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

     At December 31, 1998, the Company had short-term debt outstanding of $16.4 billion. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Commercial paper is issued with maturities ranging from 1 to 270 days. The average interest rate on short-term debt in 1998 and 1997 was 5.49% and 5.70%, respectively.

     At December 31, 1998, the Company had long-term debt outstanding of $32.2 billion. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company in the United States and abroad. During the years ended 1998 and 1997, the Company raised debt aggregating $11.3 billion and $7.4 billion, respectively, through public and private offerings at weighted average effective interest rates and weighted average terms of 6.00% and 6.8 years and 6.26% and 6.7 years, respectively. The change in effective average interest rates was primarily caused by overall changes in market rates during such years and a slight shift in debt mix to include more floating rate debt instruments. A portion of the long-term debt raised was used to retire outstanding indebtedness. For the years ended 1998 and 1997, the Company replaced maturing long-term debt in the amount of $4.2 billion and $3.1 billion, respectively.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its commercial paper borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At December 31, 1998, these credit facilities totaled $18.1 billion, of which $12.4 billion was allocated for use by First Capital. These credit facilities provide at least 75% coverage of commercial paper outstanding at December 31, 1998. See NOTE 9 to the Company's consolidated financial statements.

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

     The Company is exposed to a variety of market risks, primarily the effects of movements in interest rates. These exposures are monitored and managed by the Company as an integral part of its overall management program. The principal goal of the Company's risk management program is to reduce the potential impact of such exposures on the Company's financial position and operating performance. The Company uses derivative financial instruments for the purpose of hedging exposures as part of its risk management program. See NOTES 2 and 16 of the consolidated financial statements for a further discussion of the Company's use of derivative financial instruments. The Company also believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate movements.

  INTEREST RATE RISK

     Interest rate risk is measured and controlled through the use of static gap analysis and financial forecasting, both of which incorporate assumptions as to future events. The Company's gap position is defined as the sum of floating rate asset balances and principal payments on fixed rate assets, less the sum of floating rate liability balances and principal payments on fixed rate liabilities. The Company measures its gap position at various time horizons, ranging from one month to five years. The Company seeks to maintain a negative three- and six-month gap, and a positive one-year gap.

     First Capital acquired Avco on January 6, 1999. First Capital subsequently transferred substantially all Avco domestic and Puerto Rico consumer finance receivables to the Company. The December 31, 1998 computations set forth in these sections have been adjusted to give effect to the Company's investment activities in connection with the raising of the $3.9 billion purchase price of Avco, which activities were initiated prior to December 31, 1998. At December 31, 1998 and 1997, the one-year gap was a positive 12% and 8%, respectively. The Company's positive one year gap target range indicates that a greater percentage of assets than liabilities reprice within a one-year time frame.

     In addition to the gap analysis, the Company uses a simulation model to evaluate the impact on earnings under a variety of scenarios. These scenarios may include changes in the absolute level of interest rates, the shape of the yield curve, prepayments, interest rate spread relationships and changes in the volumes and rates of various asset and liability categories. For an immediate 1% increase in rates, projected annual after-tax earnings would increase by approximately $23 million and $1 million at December 31, 1998 and 1997, respectively. An immediate 1% rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not currently represent management's view of future market developments.

     For purposes of the United States Securities and Exchange Commission disclosure requirements, the Company has also performed an enterprise-wide value at risk ("VAR") analysis of the Company's financial assets and liabilities and their exposure to changes in interest rates. The VAR was calculated using an historical simulation risk model to calculate changes in earnings due to changes in interest rates on all significant on- and off-balance sheet exposures. The simulation generates monthly interest rate scenarios over a forecast horizon of 12 months. The VAR analysis calculates the potential after-tax earnings at risk associated from changes in interest rates, within a 95% confidence level. The model assumes interest rates are normally distributed and draws volatilities from various market sources. At December 31, 1998 and 1997, interest rate movements would affect annual after-tax earnings by less than $9 million and $10 million, respectively, as calculated under the VAR methodology.

     The Company utilizes a wide variety of risk management methods, including those discussed above, and believes that no single risk model provides a reliable method of monitoring and controlling risk. While these models are relatively sophisticated, the quantitative risk information generated is limited by the model parameters. Therefore, such models do not substitute for the experience or judgment of the Company's management to adjust positions and revise strategies as deemed necessary.

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

     The Company divides its Year 2000 Compliance initiative into two components: information technology ("IT") and non-information technology ("Non-IT"). The IT initiative includes third party and the Company's mainframe and desktop systems and applications. The Non-IT initiative includes third party suppliers, embedded systems and the Company's larger commercial borrowers.

     Internal and external resources are being used to make the required IT modifications and test Year 2000 Compliance. While the modification and testing process of all critical applications is substantially complete these applications will undergo additional testing during 1999. In addition, the Company is utilizing both internal and external resources to provide independent system verification and validation of Year 2000 Compliance. The Company acquires businesses from time to time. During its review of a potential acquisition, the Company performs a Year 2000 readiness review to determine that the potential acquisition's systems either are or will be Year 2000 compliant in a timely manner. First Capital acquired Avco on January 6, 1999 and subsequently contributed substantially all of the Avco domestic and Puerto Rico finance receivables to the Company. The Company plans to convert the Avco receivables to its Year 2000 compliant IT systems by the third quarter of 1999.

     The Company's Non-IT efforts include ensuring third party suppliers, embedded systems and the Company's larger commercial borrowers are Year 2000 compliant. The Company has communicated with third party suppliers that provide critical products or services, providers of significant embedded systems and large commercial borrowers to determine their Year 2000 Compliance readiness and is testing and monitoring the extent to which the Company may be vulnerable to any significant Year 2000 issues. Initial phases of contingency plans are being activated for these suppliers and borrowers who have not provided the Company with certification of their Year 2000 Compliance.

     Contingency planning is an integral part of the Company's Year 2000 readiness project. The Company has and is continuing to develop contingency plans, which document the processes necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures.

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

     Through December 31, 1998 the Company has incurred and expensed approximately $17 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. The Company currently expects that it will incur future incremental costs related to the project of approximately $7 million. These incremental costs do not include existing resources allocated to the project effort or the costs that will be incurred by the Company related to the acquisitions that are expected to close during 1999. The incremental Year 2000 costs related to these future acquisitions are not expected to be material to the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of derivatives would depend on the use of the derivatives and whether they qualify for hedge accounting treatment. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the impact SFAS 133 will have on its earnings or financial position.

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

     - Changes in governmental regulation affecting the Company's ability to conduct business, the manner in which it conducts business or the level of product pricing.

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

     - The Company's ability and the ability of third parties with whom the Company has relationships to become year 2000 compliant.

     - The Company's ability to integrate the operations of acquisitions into its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption "Market Risk" in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Associates Corporation of North America

     We have audited the accompanying consolidated balance sheets of Associates Corporation of North America (a wholly-owned subsidiary of Associates First Capital Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associates Corporation of North America as of December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            PricewaterhouseCoopers LLP

Dallas, Texas
January 19, 1999

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
REVENUE
  Finance charges...........................................  $5,841.5   $6,428.5   $5,580.3
  Insurance premiums........................................     383.9      370.1      354.8
  Investment and other income...............................     873.9      352.5      286.3
                                                              --------   --------   --------
                                                               7,099.3    7,151.1    6,221.4
EXPENSES
  Interest expense..........................................   2,842.2    2,543.9    2,206.7
  Operating expenses........................................   1,660.7    1,842.5    1,603.3
  Provision for losses on finance receivables -- NOTE 6.....     949.4    1,195.6      963.4
  Insurance benefits paid or provided.......................     144.0      142.1      142.9
                                                              --------   --------   --------
                                                               5,596.3    5,724.1    4,916.3
                                                              --------   --------   --------
EARNINGS BEFORE PROVISION FOR INCOME TAXES..................   1,503.0    1,427.0    1,305.1
PROVISION FOR INCOME TAXES -- NOTE 12.......................     551.0      524.5      482.0
                                                              --------   --------   --------
NET EARNINGS................................................  $  952.0   $  902.5   $  823.1
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS...................................  $ 2,619.7   $   294.8
INVESTMENTS IN DEBT AND EQUITY SECURITIES -- NOTE 4.........    1,865.9     1,153.5
FINANCE RECEIVABLES, net of unearned finance income,
  allowance for credit losses and insurance policy and
  claims reserves -- NOTE 5.................................   43,895.8    45,430.2
NOTES RECEIVABLE FROM RELATED PARTIES -- NOTE 7.............    6,563.9     2,331.0
OTHER ASSETS -- NOTE 8......................................    1,632.0     1,321.6
                                                              ---------   ---------
          Total assets......................................  $56,577.3   $50,531.1
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE -- NOTE 10
  Commercial Paper..........................................  $15,357.2   $17,184.5
  Bank Loans................................................    1,070.7     1,202.1
ACCOUNTS PAYABLE AND ACCRUALS...............................    1,187.7       960.4
LONG-TERM DEBT -- NOTE 11
  Senior Notes..............................................   31,780.2    24,710.0
  Subordinated and Capital Notes............................      425.3       425.4
                                                              ---------   ---------
                                                               32,205.5    25,135.4
STOCKHOLDERS' EQUITY
  Class B Common Stock, $100 par value, 2,000,000 shares
     authorized, 1,000,000 shares issued and outstanding....      100.0       100.0
  Common Stock, no par value, 5,000 shares authorized, 260
     shares issued and outstanding, at stated value.........       47.0        47.0
  Paid-in Capital...........................................    1,667.8     1,667.8
  Retained Earnings.........................................    4,951.5     4,229.5
  Accumulated Other Comprehensive Income -- NOTE 3..........      (10.1)        4.4
                                                              ---------   ---------
          Total stockholders' equity........................    6,756.2     6,048.7
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $56,577.3   $50,531.1
                                                              =========   =========

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                        ACCUMULATED
                                                                           OTHER           TOTAL
                                        COMMON   PAID-IN    RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                        STOCK    CAPITAL    EARNINGS   INCOME (LOSS)      EQUITY
                                        ------   --------   --------   -------------   -------------
DECEMBER 31, 1995.....................  $147.0   $1,530.6   $2,754.2      $ 12.2         $4,444.0
  Comprehensive income
     Net earnings.....................                         823.1                        823.1
     Net unrealized losses on
       available-for-sale securities,
       net of tax.....................                                     (12.7)           (12.7)
                                                            --------      ------         --------
       Total comprehensive income --
          NOTE 3......................                         823.1       (12.7)           810.4
  Contributions from Parent...........               82.1                                    82.1
  Cash dividends
     Class B Common stock.............                         (14.2)                       (14.2)
     Common stock.....................                        (204.7)                      (204.7)
     Other............................                         (31.4)                       (31.4)
                                        ------   --------   --------      ------         --------
DECEMBER 31, 1996.....................  147.0     1,612.7    3,327.0        (0.5)         5,086.2
  Comprehensive income
     Net earnings.....................                         902.5                        902.5
     Net unrealized gains on
       available-for-sale securities,
       net of tax.....................                                       4.9              4.9
                                                            --------      ------         --------
       Total comprehensive income --
          NOTE 3......................                         902.5         4.9            907.4
  Contributions from Parent...........               55.1                                    55.1
                                        ------   --------   --------      ------         --------
DECEMBER 31, 1997.....................  147.0     1,667.8    4,229.5         4.4          6,048.7
  Comprehensive income
     Net earnings.....................                         952.0                        952.0
     Net unrealized losses on
       available-for-sale securities,
       net of tax.....................                                     (14.5)           (14.5)
                                                            --------      ------         --------
       Total comprehensive income --
          NOTE 3......................                         952.0       (14.5)           937.5
  Cash dividends
     Class B Common stock.............                         (28.4)                       (28.4)
     Common stock.....................                        (201.6)                      (201.6)
                                        ------   --------   --------      ------         --------
DECEMBER 31, 1998.....................  $147.0   $1,667.8   $4,951.5      $(10.1)        $6,756.2
                                        ======   ========   ========      ======         ========

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
Cash Flows from Operating Activities
  Net earnings...........................................  $    952.0   $    902.5   $    823.1
  Adjustments to reconcile net earnings to net cash
     provided from operating activities:
     Provision for losses on finance receivables.........       949.4      1,195.6        963.4
     Depreciation and amortization.......................       239.2        268.2        204.5
     Increase in insurance policy and claims reserves....         1.3         69.4         90.3
     Deferred income taxes...............................        58.4         17.5         42.8
     Unrealized (gain) loss on trading securities........        (3.6)        (3.1)         1.7
     Purchases of trading securities.....................          --       (174.0)          --
     Sales and maturities of trading securities..........          --         56.3          0.6
     Increase (decrease) in accounts payable and
       accruals..........................................       176.5       (102.9)       111.2
                                                           ----------   ----------   ----------
          Net cash provided from operating activities....     2,373.2      2,229.5      2,237.6
                                                           ----------   ----------   ----------
Cash Flows from Investing Activities
  Finance receivables originated or purchased............   (39,433.0)   (42,796.6)   (38,876.6)
  Finance receivables liquidated or sold.................    39,887.7     35,890.9     32,648.0
  Purchases of available-for-sale securities.............    (2,246.9)      (253.3)      (542.5)
  Sales and maturities of available-for-sale
     securities..........................................     1,514.2        271.9        359.4
  Increase in notes receivable from related parties and
     other assets........................................    (4,651.7)    (2,095.6)      (473.7)
                                                           ----------   ----------   ----------
          Net cash used for investing activities.........    (4,929.7)    (8,982.7)    (6,885.4)
                                                           ----------   ----------   ----------
Cash Flows from Financing Activities
  Issuance of long-term debt.............................    11,260.7      7,366.7      5,133.1
  Retirement of long-term debt...........................    (4,190.6)    (3,085.5)    (2,627.6)
  (Decrease) increase in notes payable...................    (1,958.7)     2,485.0      2,279.7
  Cash contributions from parent.........................          --          3.4         82.1
  Cash dividends.........................................      (230.0)          --       (250.3)
                                                           ----------   ----------   ----------
          Net cash provided from financing activities....     4,881.4      6,769.6      4,617.0
                                                           ----------   ----------   ----------
Increase (decrease) in cash and cash equivalents.........     2,324.9         16.4        (30.8)
Cash and cash equivalents at beginning of period.........       294.8        278.4        309.2
                                                           ----------   ----------   ----------
Cash and cash equivalents at end of period...............  $  2,619.7   $    294.8   $    278.4
                                                           ==========   ==========   ==========
Cash paid for:
  Interest...............................................  $  2,870.2   $  2,505.3   $  2,190.8
                                                           ==========   ==========   ==========
  Income taxes...........................................  $    484.1   $    558.2   $    407.2
                                                           ==========   ==========   ==========

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and the principal U.S.-based operating unit of Associates First Capital Corporation ("First Capital"). The Company is a leading diversified finance organization providing finance, leasing and related services to individual consumers and businesses in the United States and Puerto Rico. All of the outstanding common stock of Associates is owned by First Capital. All shares of Class B common stock are owned by Associates World Capital Corporation, a wholly-owned subsidiary of First Capital. Class B common stock is redeemable only at the option of the issuer.

     From October 31, 1989 to April 7, 1998, First Capital was a subsidiary of Ford FSG, Inc. and an indirect-owned subsidiary of Ford Motor Company ("Ford"). On April 7, 1998, Ford completed a spin-off (the "Spin-Off") of its 80.7% interest in First Capital in the form of a tax-free distribution of its First Capital Class A common stock to Ford common and Class B stockholders. Effective with this distribution, First Capital was no longer a subsidiary of Ford and became a fully independent company.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies:

  Basis of Presentation and Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany balances and transactions, and have been prepared in accordance with generally accepted accounting principles. Certain prior-period amounts have been reclassified to conform to the current period presentation.

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

  Revenue Recognition

     Finance charges on receivables are recognized as revenue using the interest (actuarial) method. Premiums and discounts on purchased receivables are considered as yield adjustments. The unamortized balance is included in finance receivables and the associated amortization is included in finance charge revenue. Finance charge accruals are suspended on accounts when they become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. At December 31, 1998 and 1997, net finance receivables on which revenue was not accrued approximated $1.1 billion. The interest income that would have been recorded in 1998 if these nonaccruing receivables had been current was approximately $24 million.

     Insurance premiums are recorded as unearned premiums when collected or when written and are subsequently amortized into income based on the nature and term of the underlying insurance contracts. The methods of amortization used are pro rata, sum-of-the-years-digits and a combination thereof.

     Gains or losses on sales of securities classified as available-for-sale are included in investment and other income when realized. Unrealized gains or losses on securities classified as available-for-sale are reported net

                    ASSOCIATES CORPORATION OF NORTH AMERICA
of tax as a component of accumulated other comprehensive income. Realized and unrealized gains or losses on trading securities (principally preferred stock) are included in investment and other income as incurred. The cost basis of securities sold is determined by the first-in, first-out method.

  Receivables Sold with Servicing Retained

     The Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997. Periodically, the Company securitizes and sells receivables although such activity has not been a significant component of its funding plans. These transactions are recorded in accordance with SFAS 125. Under SFAS 125, a sale is recognized when control over the securitized receivable is relinquished. The difference between the net proceeds received and the carrying amount of the receivable sold is recognized as a gain or loss on sale. To date, no significant securitization related gains or losses have been recorded by the Company. In addition, no servicing assets or liabilities have been recorded from these transactions because the Company earns service fees at a rate which approximates market.

  Finance Receivables

     Receivable origination and commitment fees generally are deferred and amortized as interest income over the life of the related receivable. Receivables, which are expected to be securitized and sold are included in other assets as receivables held for sale and recorded at the lower of cost or market. The aggregate method is used in determining the lower of cost or market of receivables held for sale.

  Allowance for Losses on Finance Receivables

     The Company maintains an allowance for losses on finance receivables at an amount, which it believes is sufficient to provide adequate protection against losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. The allowance is managed on an aggregate basis considering the relationship of the allowance to net finance receivables and net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, the Company's policy provides for charge-off of various types of accounts on a contractual basis described as follows: consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become one year contractually delinquent. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Extensions are granted on receivables from customers with satisfactory credit and with prior approval of management. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1998 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

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

  Income Taxes

     Prior to the Spin-Off from Ford in April of 1998, First Capital and its subsidiaries were included in the consolidated federal income tax return of Ford. First Capital will file a consolidated federal income tax return for the short taxable period of April 8, 1998, through December 31, 1998. First Capital, and in certain circumstances certain subsidiaries, will be included in combined, consolidated or unitary income tax groups for state income tax purposes for the short taxable period. The provision for income taxes for both the period before the Spin-Off and the period after the Spin-Off was computed on a separate-return basis. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The amounts reported in the consolidated balance sheet approximate fair value.

  Segment Reporting

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Pursuant to the provisions of SFAS 131, no segment disclosures are required because the Company is not managed on a segment basis.

  Derivative Financial Instruments

     The Company uses derivative financial instruments for the purpose of hedging exposures as part of its risk management program and holds all derivatives for purposes other than trading. Deferral (hedge) accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the underlying hedged item. Additionally, the derivative must result in cash flows that are expected to be inversely correlated to those of the underlying hedged item. Such instruments to date have been limited to currency swap, interest rate swap and treasury lock agreements and treasury futures and option contracts. See NOTE 16 to the consolidated financial statements for additional information related to derivative financial instruments.

     Currency and interest rate swap agreements are used to hedge debt obligations and financing transactions. Accordingly, the differential paid or received by the Company on these agreements is recognized as an adjustment to interest expense over the term of the underlying transaction.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     Treasury lock agreements are used to hedge anticipated debt issuances of the Company. Accordingly, the differential paid or received by the Company on maturity of a treasury lock agreement is recognized as an adjustment to interest expense over the term of the underlying financing transaction.

     Treasury futures and option contracts are used to minimize fluctuations in the value of certain investments classified as available-for-sale. Accordingly, unrealized translation gains and losses on these agreements are recorded, net of tax, as a separate component of stockholders' equity.

  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting treatment. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the impact SFAS 133 will have on its earnings or financial position.

NOTE 3 -- COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, on January 1, 1998. SFAS 130 requires the reporting of all items which are required to be recognized under generally accepted accounting standards as components of comprehensive income in the financial statements. Accordingly, total comprehensive income for the years ended 1998, 1997 and 1996 is reported in the Company's consolidated statement of changes in stockholders' equity.

     The components of other comprehensive income are as follows:

                                                          YEAR ENDED DECEMBER 31, 1998
                                                       -----------------------------------
                                                                       TAX
                                                       BEFORE TAX   (EXPENSE)   NET-OF-TAX
                                                         AMOUNT      BENEFIT      AMOUNT
                                                       ----------   ---------   ----------
Unrealized losses on available-for-sale securities:
  Unrealized holding losses arising during the
     period..........................................    $(29.4)      $10.8       $(18.6)
  Less: reclassification for gains realized in net
     income..........................................       6.5        (2.4)         4.1
                                                         ------       -----       ------
  Other comprehensive income.........................    $(22.9)      $ 8.4       $(14.5)
                                                         ======       =====       ======

     Total accumulated other comprehensive income is reported in the Company's consolidated balance sheet and consists of net unrealized gains and losses on available-for-sale securities.

NOTE 4 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES

  Available-for-Sale Securities

     Available-for-sale securities consist of bonds, notes and preferred stock and other equity securities. The Company invests in these securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these securities as available-for-sale securities and adjusts their recorded value to market.

     During 1998 and 1997, gross realized gains and losses on sales amounted to $26.0 million and $2.4 million, and $20.6 million and $3.5 million, respectively. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax. The following tables set forth, by type of available-for-sale

                    ASSOCIATES CORPORATION OF NORTH AMERICA
security issuer, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated market value at December 31, 1998 and 1997 (in millions):

                                                                   1998
                                              -----------------------------------------------
                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   ESTIMATED
                                              AMORTIZED    HOLDING      HOLDING      MARKET
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
Preferred stock.............................  $  718.7      $ 2.4        $(28.7)    $  692.4
Other.......................................       0.7         --            --          0.7
Insurance subsidiaries
  Mortgage-backed...........................     414.5        3.7          (0.6)       417.6
  Municipal obligations.....................     190.0        2.9            --        192.9
  Corporate obligations.....................     150.1        1.4          (0.4)       151.1
  Preferred Stock...........................     115.6        0.8          (0.6)       115.8
  U.S. Government obligations...............      83.1        0.9          (1.0)        83.0
  Other.....................................     191.2        0.8          (0.4)       191.6
                                              --------      -----        ------     --------
          Total available-for-sale
            securities......................  $1,863.9      $12.9        $(31.7)    $1,845.1
                                              ========      =====        ======     ========

                                                                   1997
                                              -----------------------------------------------
                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   ESTIMATED
                                              AMORTIZED    HOLDING      HOLDING      MARKET
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
Insurance subsidiaries
  Mortgage-backed...........................  $  598.4       $5.4        $(0.3)     $  603.5
  Corporate obligations.....................     219.5        1.1         (1.1)        219.5
  U.S. Government obligations...............     182.6        2.4         (0.8)        184.2
  Other.....................................      15.3         --           --          15.3
                                              --------       ----        -----      --------
          Total available-for-sale
            securities......................  $1,015.8       $8.9        $(2.2)     $1,022.5
                                              ========       ====        =====      ========

     The amortized cost and estimated market value of available-for-sale securities at December 31, 1998 by contractual maturity are shown below (in millions):

                                                                      1998
                                                              ---------------------
                                                                          ESTIMATED
                                                              AMORTIZED    MARKET
                                                                COST        VALUE
                                                              ---------   ---------
Due in one year or less.....................................  $   66.3    $   66.8
Due after one year through five years.......................     279.5       282.4
Due after five years through ten years......................     158.3       157.9
Due after ten years.........................................     525.5       529.8
                                                              --------    --------
  Subtotal..................................................   1,029.6     1,036.9
Preferred stock.............................................     834.3       808.2
                                                              --------    --------
          Total.............................................  $1,863.9    $1,845.1
                                                              ========    ========

  Trading Securities

     Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at December 31, 1998 and 1997 was $20.8 million and $131.0 million, respectively. Historical cost at

                    ASSOCIATES CORPORATION OF NORTH AMERICA

December 31, 1998 and 1997 was $15.5 million and $126.7 million, respectively. On July 1, 1998, the Company's preferred stock investments of $582.5 million were redesignated by management as available-for-sale securities. Previously, preferred stock investments were designated as trading securities.

NOTE 5 -- FINANCE RECEIVABLES

  Composition of Net Finance Receivables

     At December 31, 1998 and 1997, net finance receivables consisted of the following products (in millions):

                                                                1998        1997
                                                              ---------   ---------
Home equity lending(1)......................................  $20,435.8   $17,437.3
Truck and truck trailer.....................................   10,038.0     9,011.1
Personal lending and retail sales finance...................    6,566.2     6,920.6
Equipment(2)................................................    4,882.1     4,899.8
Auto fleet leasing..........................................    1,471.4     1,418.9
Credit card(3)..............................................    1,398.0     7,333.6
Manufactured housing(4).....................................       20.7        24.1
Warehouse lending and other(5)..............................    1,226.3       809.1
                                                              ---------   ---------
     Finance receivables, net of unearned finance income
       ("net finance receivables")(6).......................   46,038.5    47,854.5
Allowance for losses on finance receivables.................   (1,378.9)   (1,661.9)
Insurance policy and claims reserves........................     (763.8)     (762.4)
                                                              ---------   ---------
     Finance receivables, net of unearned finance income,
       allowance for losses and insurance policy and claims
       reserves.............................................  $43,895.8   $45,430.2
                                                              =========   =========

---------------

(1) In March 1998, the Company securitized and sold approximately $235 million of home equity lending receivables. No significant gain or loss was recorded on this transaction. The Company retained the servicing responsibilities for these receivables.

(2) In March 1998, approximately $650 million of equipment finance receivables were sold, at book value, to First Capital. No gain or loss was recorded on the sale.

(3) In April 1998, the Company sold, at book value, approximately $5.2 billion of the Company's participation interest in the U.S. bankcard credit card receivables of First Capital. The sale was financed by a note between the Company and First Capital -- See NOTE 7. Immediately subsequent to the sale, First Capital securitized and sold, at book value, substantially all of its U.S. bankcard credit card receivables to a master trust. First Capital received $2.0 billion in proceeds from the transaction and retained a $3.2 billion certificated interest in the master trust. The proceeds were used to pay down the loan between First Capital and the Company.

(4) During 1997, the Company sold, at net book value, substantially all of its outstanding manufactured housing retail finance receivables to Associates Housing Finance Services, Inc. ("AHFS"), a wholly-owned subsidiary of First Capital. Immediately subsequent to the sale, the Company purchased a participation interest, at net book value, in substantially all of such receivables. During 1997, First Capital securitized and sold approximately $800 million of manufactured housing finance receivables which reduced the dollar amount of participation owned by the Company in such receivables. Through its participation in AHFS manufactured housing receivables, the Company recognized no significant gains on the sale of such receivables. At December 31, 1997, the Company terminated its participation in the manufactured housing receivables of AHFS and substantially all manufactured housing receivables were transferred, at book value, to First Capital.

(5) Includes warehouse lending, government guaranteed lending and municipal finance.

(6) Unearned finance income was approximately $3.5 billion and $3.6 billion at December 31, 1998 and 1997, respectively.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

  Contractual Maturities of Net Finance Receivables

     At December 31, 1998, contractual maturities of net finance receivables were as follows (in millions):

YEAR DUE                                                        TOTAL
--------                                                      ---------
1999........................................................  $10,812.6
2000........................................................    6,722.2
2001........................................................    5,054.6
2002........................................................    3,337.8
2003 and thereafter.........................................   20,111.3
                                                              ---------
                                                              $46,038.5
                                                              =========

     It is the Company's experience that a substantial portion of the consumer loan portfolio generally is renewed or repaid prior to contractual maturity dates. The above maturity schedule should not be regarded as a forecast of future cash collections.

  Direct Financing Leases

     Included in net finance receivables are direct financing leases as follows (in millions):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Minimum lease rentals.......................................  $6,336.4    $5,448.9
Unearned finance income.....................................    (941.9)     (759.4)
                                                              --------    --------
Net investment in direct financing leases...................  $5,394.5    $4,689.5
                                                              ========    ========

     Future net minimum lease rentals on direct financing leases for each of the years succeeding December 31, 1998 are as follows (in millions):
1999 -- $1,487.8; 2000 -- $1,106.7; 2001 -- $901.8; 2002 -- $681.3;
2003 -- $357.8 and 2004 and thereafter -- $859.1.

  Dispersion of Finance Receivables

     The Company has geographically dispersed finance receivables. The Company's total receivables were dispersed at December 31, 1998 as follows: 11% in California, 9% in Texas, 7% in Florida, and no other individual state had more than 5%.

  Acquisitions of Finance Businesses

     There were no significant acquisitions by the Company during 1998. During the year ended December 31, 1997, the Company acquired finance receivables and finance businesses, the most significant of which were as follows:

          In December 1997, Associates acquired the United States based commercial auto fleet leasing operation of AT&T Capital Corporation. The fair market value of the assets acquired was approximately $233 million. The transaction was accounted for as a purchase.

          In May 1997, Associates National Bank (Delaware) ("ANB"), a subsidiary of First Capital, acquired a portfolio of proprietary credit card receivables and stock from Texaco Refining and Marketing, Inc. and its affiliate, Star Enterprise. The fair market value of the assets acquired was approximately $704 million. The transaction was accounted for as a purchase by First Capital. Substantially all of the

                    ASSOCIATES CORPORATION OF NORTH AMERICA
     acquired receivables were sold to Associates in the form of a participation and are included in the net finance receivables of Associates.

          In April 1997, ANB acquired a portfolio of bankcard credit card receivables from J.C. Penney, Inc. The fair market value of the assets acquired was approximately $700 million. The transaction was accounted for as a purchase by First Capital. Substantially all of the acquired receivables were sold to Associates in the form of a participation and are included in the net finance receivables of Associates.

          In March 1997, ANB acquired a portfolio of bankcard credit card receivables from The Bank of New York. The fair market value of such assets acquired totaled approximately $800 million. The transaction was accounted for as a purchase by First Capital. Substantially all of the acquired receivables were sold to Associates in the form of a participation and are included in the net finance receivables of Associates.

     The pro forma effect of the above acquisitions, when taken individually or in the aggregate, was not significant.

NOTE 6 -- ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                                            YEAR ENDED DECEMBER 31
                                                       --------------------------------
                                                         1998        1997        1996
                                                       ---------   ---------   --------
Balance at beginning of period......................   $ 1,661.9   $ 1,371.4   $1,109.2
  Provision for losses..............................       949.4     1,195.6      963.4
  Recoveries on receivables charged off.............       150.5       190.5      127.7
  Losses sustained..................................    (1,032.5)   (1,298.3)    (925.7)
  Reserves of receivables sold(1)...................      (359.4)         --         --
  Reserves of acquired businesses and other.........         9.0       202.7       96.8
                                                       ---------   ---------   --------
Balance at end of period............................   $ 1,378.9   $ 1,661.9   $1,371.4
                                                       =========   =========   ========

---------------

(1) The reserves related to receivables sold during 1997 and 1996 were not significant.

NOTE 7 -- NOTES RECEIVABLE FROM RELATED PARTIES AND OTHER RELATED PARTY TRANSACTIONS

     Notes receivable from related parties include debt financing and advances provided by the Company to First Capital and certain affiliates. These notes are unsecured demand notes and generally bear interest at a floating rate. The weighted average interest rate at December 31, 1998 was 8.72%. During the years ended December 31, 1998 and 1997, interest income on notes receivable from related parties was approximately $515.2 million and $23.4 million, respectively.

     In April 1998, the Company sold, at book value, approximately $5.2 billion of the Company's participation interest in the U.S. bankcard credit card receivables of First Capital. The sale was financed by a note between the Company and First Capital. Immediately subsequent to the sale, First Capital securitized and sold, at book value, substantially all of its U.S. bankcard credit card receivables to a master trust. First Capital received $2.0 billion in proceeds from the transaction and retained a $3.2 billion certificated interest in the master trust. The proceeds were used to pay down the loan between First Capital and the Company.

     In March 1998, approximately $650 million of equipment finance receivables were sold, at book value, to First Capital. No gain or loss was recorded on the sale.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     In 1997, Associates began making advances to AHFS, a wholly-owned subsidiary of First Capital, in the form of a participation in the finance receivables of AHFS. On December 31, 1997, the participation agreement was terminated and replaced with an advance to AHFS. The balance of such advance at December 31, 1997 was $1.6 billion and is included in Notes Receivable from Related Parties.

     At December 31, 1998 and 1997, net finance receivables included participations in credit card receivables owned or originated by ANB, an affiliate of Associates. The balances of these receivables were $1.4 billion and $7.3 billion at December 31, 1998 and 1997, respectively.

     The Company provides certain services of an administrative nature, use of certain tangible and intangible assets including trademarks, guarantees of debt support agreements (comfort letters) and related interest, and other management services to certain of its foreign affiliates. Services and usage are charged to the affiliates based on the nature of the service. Fees for financial accommodations range from 0.25% to 2.00% of the average outstanding debt guaranteed. Management believes such charges reflect the market value for such services, usage and guarantees. The amounts paid or accrued under these arrangements for the years ended December 31, 1998, 1997 and 1996 were $94.5 million, $84.8 million and $74.7 million, respectively.

     The Company provides certain emergency roadside assistance and auto club services and employee relocation services to Ford. Revenues related to these services were $33.8 million, $36.0 million and $33.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998, the Company was a guarantor on debt and related accrued interest of its affiliate in Canada amounting to $2.7 billion.

     Associates receives a fee for services it provides to First Capital. During the years ended December 31, 1998, 1997 and 1996, Associates received $25.3 million, $15.0 million and $6.0 million, respectively in fees for these services.

     At December 31, 1998 and 1997, Associates current income taxes receivable from First Capital amounted to $13.9 million and $8.1 million, respectively.

     On December 31, 1997 the Company received a contribution of $55.1 million from its parent in the form of shares of an affiliate, Associates Financial Services Company of Puerto Rico, Inc. ("AFS-PR"). The contribution was recorded at fair value. The effect of AFS-PR's operations on the Company's current and prior year financial statements was not significant; accordingly, the operations of AFS-PR have not been retroactively reflected in the Company's financial statements.

     In March 1997, ANB, an affiliate of the Company, acquired a portfolio of approximately $800 million in credit card receivables from The Bank of New York. Subsequently all of the receivables were sold to Associates in the form of a participation and are included in the Company's net finance receivables. A director of First Capital was Chairman and Chief Executive officer of The Bank of New York during 1997. The Bank of New York and the Company are not otherwise affiliated.

NOTE 8 -- OTHER ASSETS

     The components of other assets at December 31, 1998 and 1997 were as follows (in millions):

                                                                 1998       1997
                                                               --------   --------
Goodwill....................................................   $  331.5   $  343.1
Property and equipment......................................      238.7      164.2
Collateral held for resale..................................      229.9      205.6
Other.......................................................      831.9      608.7
                                                               --------   --------
          Total other assets................................   $1,632.0   $1,321.6
                                                               ========   ========

                    ASSOCIATES CORPORATION OF NORTH AMERICA

NOTE 9 -- CREDIT FACILITIES

     At December 31, 1998, Associates had the following credit facilities (in millions):

                                                               FACILITY
                                                              AMOUNTS(1)
                                                              ----------
Lines of credit.............................................  $ 5,668.1
Syndicated credit facilities................................   12,405.0
                                                              ---------
          Total.............................................  $18,073.1
                                                              =========

---------------

(1) Included in these amounts are $310.0 million and $3.7 billion of lines of credit and syndicated credit facilities, respectively, that are available to either First Capital or to the Company. The Company would not be responsible for any borrowing by First Capital thereunder.

     Lines of credit and syndicated credit facilities may be withdrawn only under certain standard conditions, including failure to pay principal or interest when due, breach of representations, warranties or covenants, default on other debt, or bankruptcy or other insolvency-type proceedings. Associates principally pays fees for the availability of its credit facilities ranging from
0.06 to 0.125 of 1% per annum of the facility amount.

NOTE 10 -- NOTES PAYABLE

     Commercial paper notes are issued by Associates in the minimum amount of $100,000 with terms from one to 270 days. Bank loan terms range from three to 18 days. Information pertaining to the Company's commercial paper notes and bank loans is set forth below for the periods indicated (dollar amounts in millions):

                                                              COMMERCIAL      BANK
                                                              PAPER NOTES    LOANS
                                                              -----------   --------
Ending balance at December 31, 1998.........................   $15,357.2    $1,070.7
Weighted average interest rate at December 31, 1998.........        5.16%       6.05%
Ending balance at December 31, 1997.........................   $17,184.5    $1,202.1
Weighted average interest rate at December 31, 1997.........        5.91%       7.51%

NOTE 11 -- LONG-TERM DEBT

     Outstanding balances of long-term debt at December 31 were as follows (in millions):

                                     1998         1998
                                   INTEREST     WEIGHTED-
                                     RATE        AVERAGE    MATURITIES
                                    RANGE         RATE       THROUGH       1998        1997
                                 ------------   ---------   ----------   ---------   ---------
Senior Notes...................  4.73%-11.40%    6.37%            2037   $31,780.2   $24,710.0
Subordinated and Capital Notes:
  Subordinated.................   6.88%-8.15%    7.25%            2009       425.0       425.0
  Capital......................   4.68%-9.00%    6.73%            2002         0.3         0.4
                                                                         ---------   ---------
                                                                             425.3       425.4
                                                                         ---------   ---------
          Total long-term
            debt...............                                          $32,205.5   $25,135.4
                                                                         =========   =========

     The weighted average interest rate for total long-term debt was 6.38% at December 31, 1998 and 6.77% at December 31, 1997.

     Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year are: 1999, $6,548.0 million; 2000, $3,679.2 million; 2001, $4,912.1 million; 2002, $4,226.4 mil-

                    ASSOCIATES CORPORATION OF NORTH AMERICA
lion; 2003, $4,620.3 million and 2004 and thereafter, $8,219.5 million. Certain debt issues are subject to put or call redemption provisions whereby repayment may be prior to the maturity date. As applicable, the amount of the option premium received by the Company is deferred and amortized over the expected life of the debt obligation.

     Associates is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

  Limitation on Payment of Dividends

     A restriction contained in one issue of debt securities, which matures on March 15, 1999, generally limits payments of cash dividends on the Company's common stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Future issues of Associates' debt may also contain such a restriction. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $1.0 billion was available for dividends at December 31, 1998.

  Limitation on Minimum Tangible Net Worth

     A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.5 billion. At December 31, 1998, Associates tangible net worth was approximately $6.4 billion.

NOTE 12 -- INCOME TAXES

     The following table sets forth the components of the provision for income taxes and deferred income tax for the periods indicated (in millions):

                                                              FEDERAL   STATE   TOTAL
                                                              -------   -----   ------
Year Ended December 31, 1998
  Current...................................................  $460.7    $31.9   $492.6
  Deferred..................................................    58.4       --     58.4
                                                              ------    -----   ------
                                                              $519.1    $31.9   $551.0
                                                              ======    =====   ======
Year Ended December 31, 1997
  Current...................................................  $472.7    $34.3   $507.0
  Deferred..................................................    17.5       --     17.5
                                                              ------    -----   ------
                                                              $490.2    $34.3   $524.5
                                                              ======    =====   ======
Year Ended December 31, 1996
  Current...................................................  $407.9    $31.3   $439.2
  Deferred..................................................    42.8       --     42.8
                                                              ------    -----   ------
                                                              $450.7    $31.3   $482.0
                                                              ======    =====   ======

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     At December 31, 1998 and 1997, the components of the Company's net deferred tax asset were as follows (in millions):

                                                               1998      1997
                                                              -------   -------
Deferred tax assets:
  Provision for losses on finance receivables and other.....  $ 707.9   $ 642.7
  Post-retirement and other employee benefits...............     66.2      57.1
                                                              -------   -------
                                                                774.1     699.8
Deferred tax liabilities:
  Leasing transactions......................................   (512.8)   (396.3)
  Finance revenue and other.................................   (173.3)   (163.2)
                                                              -------   -------
                                                               (686.1)   (559.5)
                                                              -------   -------
          Net deferred tax asset............................  $  88.0   $ 140.3
                                                              =======   =======

     Prior to the Spin-Off in April of 1998, First Capital and its subsidiaries were included in the consolidated federal income tax return of Ford. First Capital and its subsidiaries will file a consolidated First Capital federal income tax return for the period of April 8, 1998 through December 31, 1998. The provision for income taxes for both the period before the Spin-Off and after the Spin-Off was computed on a separate-return basis. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The effective tax rate differed from the statutory United States federal income tax rate as follows:

                                                                % OF PRETAX INCOME
                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Statutory tax rate..........................................  35.0%    35.0%    35.0%
State tax rate..............................................   1.4      1.6      1.6
Other non-deductible items..................................   0.2      0.2      0.3
                                                              ----     ----     ----
          Effective tax rate................................  36.6%    36.8%    36.9%
                                                              ====     ====     ====

     Effective with the April 1998 Spin-Off, Ford and First Capital entered into an amended and restated tax sharing agreement which, among other matters, required First Capital to pay a net amount of $22.4 million effectively settling certain amounts due to and from Ford.

NOTE 13 -- LEASE COMMITMENTS

     Leases on the Company's branch and operating center facilities are primarily short-term and generally provide for renewal options not exceeding the initial term. Total rent expense for the years ended December 31, 1998, 1997 and 1996 was $94.7 million, $91.9 million, and $77.7 million, respectively. Minimum rental commitments as of December 31, 1998 for all noncancelable leases (primarily office leases) for the years ending December 31, 1999, 2000, 2001, 2002 and 2003 are $80.6 million, $61.7 million, $47.2 million, $17.9 million and $8.3 million, respectively, and $2.8 million thereafter.

NOTE 14 -- EMPLOYEE BENEFITS

  Pension and Other Post-Retirement Benefits

     The Company participates in various qualified and nonqualified pension and other post-retirement benefit plans (the "Plan" or "Plans") sponsored by First Capital, which together cover substantially all United

                    ASSOCIATES CORPORATION OF NORTH AMERICA

States-based employees who meet certain eligibility requirements. The benefits of such plans can be modified or terminated at the discretion of First Capital. The health care plans are contributory, with participants' contributions adjusted annually; the life insurance plans are also contributory.

     The funded status of the Plans is as follows (dollars in millions):

                                                  PENSION BENEFITS      OTHER BENEFITS
                                                  -----------------    -----------------
                                                   1998      1997       1998      1997
                                                  -------   -------    -------   -------
Change in benefit obligation:
  Benefit obligation at beginning of year.......  $492.7    $400.8     $ 129.8   $ 115.2
  Service cost..................................    24.7      20.1         5.9       7.1
  Interest cost.................................    32.7      29.4         7.4       8.2
  Plan participants' contributions..............      --        --         0.2       0.2
  Actuarial (gains)/losses......................    24.6      53.9       (16.7)      2.0
  Benefits paid.................................   (11.9)    (11.5)       (3.2)     (2.9)
                                                  ------    ------     -------   -------
          Benefit obligation at end of year.....  $562.8    $492.7     $ 123.4   $ 129.8
                                                  ======    ======     =======   =======
Change in plan assets:
  Fair value of plan assets at beginning of
     year.......................................  $473.5    $376.1     $    --   $    --
  Actual return on plan assets..................    75.8      76.1          --        --
  Employer contribution.........................     1.2      32.8         3.0       2.7
  Plan participants' contributions..............      --        --         0.2       0.2
  Benefits paid.................................   (11.9)    (11.5)       (3.2)     (2.9)
                                                  ------    ------     -------   -------
          Fair value of plan assets at end of
            year................................  $538.6    $473.5     $    --   $    --
                                                  ======    ======     =======   =======
  Funded status.................................  $(24.2)   $(19.2)    $(123.4)  $(129.8)
  Unrecognized net transition liability.........     1.7       1.9          --        --
  Unrecognized net actuarial (gain)/loss........    13.8      30.0        (6.7)      9.8
  Unrecognized prior service cost...............     1.5       3.2        (0.9)     (2.5)
                                                  ------    ------     -------   -------
          Net amount recognized.................  $ (7.2)   $ 15.9     $(131.0)  $(122.5)
                                                  ======    ======     =======   =======
Amounts recognized in the consolidated balance
  sheet:
  Prepaid benefit cost..........................  $ 25.4    $ 43.7     $(131.0)  $(122.5)
  Accrued benefit liability.....................   (41.6)    (36.7)         --        --
  Intangible asset..............................     8.9       8.9          --        --
                                                  ------    ------     -------   -------
          Net amount recognized.................  $ (7.3)   $ 15.9     $(131.0)  $(122.5)
                                                  ======    ======     =======   =======
Weighted-average assumptions as of December 31:
  Discount rate.................................    6.50%     6.75%       6.50%     7.00%
  Expected return on plan assets................    9.00%     9.00%         --        --
  Rate of compensation increase.................    5.00%     5.00%         --        --

     For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.5% by 2010 and remain at that level thereafter. Additionally, no future increase in retiree premiums was assumed.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     The net periodic pension cost for the years indicated includes the following components (in millions):

                                            PENSION BENEFITS          OTHER BENEFITS
                                        ------------------------   ---------------------
                                         1998     1997     1996    1998    1997    1996
                                        ------   ------   ------   -----   -----   -----
Components of net periodic benefit
  cost:
  Service cost........................  $ 24.7   $ 20.1   $ 18.8   $ 5.9   $ 7.1   $ 7.5
  Interest cost.......................    32.7     29.4     26.4     7.4     8.2     8.2
  Expected return on plan assets......   (37.1)   (31.2)   (27.6)     --      --      --
  Amortization of transition
     liability........................     0.3      0.3      0.3      --      --      --
  Amortization of prior service
     cost.............................     1.6      1.6      1.6    (1.5)   (1.5)   (1.5)
  Recognized net actuarial gain
     (loss)...........................     2.2      2.6      5.1    (0.2)    0.1     0.8
                                        ------   ------   ------   -----   -----   -----
          Net periodic benefit cost...  $ 24.4   $ 22.8   $ 24.6   $11.6   $13.9   $15.0
                                        ======   ======   ======   =====   =====   =====

     For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation and accumulated benefit obligation were $53.5 million and $41.6 million, respectively, as of December 31, 1998 and $47.8 million and $36.7 million, respectively as of December 31, 1997. The assets of these plans had no fair value as of December 31, 1998 and 1997.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                      1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                                           INCREASE             DECREASE
                                                      ------------------   ------------------
Effect on total of service and interest cost
  components........................................         $1.0                $(1.1)
Effect on post-retirement benefit obligation........          8.4                 (9.0)

  Associates Savings and Profit-Sharing Plan

     The Company participates in a defined contribution plan sponsored by First Capital that covers substantially all United States-based employees who meet certain eligibility requirements, is intended to provide assistance in accumulating personal savings for retirement and is designed to qualify for favorable tax treatment under Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended. For the years ended December 31, 1998, 1997 and 1996, the Company's pre-tax contributions to the plan were $25.6 million, $21.9 million and $19.1 million, respectively.

INCENTIVE COMPENSATION PROGRAMS

     The Company sponsors compensation plans covering certain officers and employees.

  Incentive Compensation Plan and Long-Term Performance Plan

     The Company participates in the Incentive Compensation Plan (the "ICP"), sponsored by First Capital, which beginning in 1997 has provided for corporate annual performance pay bonuses, in addition to other types of compensation. The bonuses are paid out of one of two pools. The size of each bonus pool is determined based, in part, on the performance of the Company. Prior to 1997, corporate annual performance pay bonuses were provided under the Corporate Annual Performance Plan which was a separate plan prior to being incorporated into the ICP in 1997. The Long Term Performance Plan ("LTPP") for 1998 was a long term cash incentive plan. The size of the LTPP incentive pool was determined for the performance period ending December 31, 1998, based, in part, on the success of the Company in achieving a target level of profits established for each year of the performance period, with such annual performance then averaged for the

                    ASSOCIATES CORPORATION OF NORTH AMERICA
performance period. Bonuses reflect individual participants' performances during the applicable performance period. Amounts charged to expense for these bonus plans amounted to $29.0 million, $25.1 million and $23.3 million during the years ended December 31, 1998, 1997 and 1996, respectively.

  Stock-Based Compensation Plans

     The Company participates in First Capital's ICP Plan, formerly known as the Long-Term Equity Compensation Plan, which was established in 1996 and amended and renamed effective January 1, 1998. First Capital had no outstanding grants under any other stock-based compensation plan prior to 1996. The ICP allows First Capital to issue to eligible employees awards of up to 41,598,536 shares of First Capital Class A common stock. In addition to awards of corporate annual performance pay, awards may be made as nonqualified or incentive stock options, stock appreciation rights, restricted stock, performance units or performance shares. Through December 31, 1998, First Capital had only issued stock options and restricted stock under the ICP.

     Stock Options -- Stock options have contractual terms of 10 years and an exercise price equal to the fair market value of the stock underlying the option at grant. Options generally vest at 33.33% each year beginning on the first anniversary of the date of grant. A summary of the activity of option grants by First Capital under the ICP for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                               1998                          1997                          1996
                                    ---------------------------   ---------------------------   --------------------------
                                                 WEIGHTED-AVG.                 WEIGHTED-AVG.                WEIGHTED-AVG.
                                     OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                    ----------   --------------   ----------   --------------   ---------   --------------
Outstanding at beginning of
  year............................   8,389,702       $18.31        4,748,880       $14.54              --       $   --
  Granted.........................   6,503,140        35.37        4,772,050        21.80       4,872,580        14.54
  Exercised.......................  (1,083,794)       18.18         (433,208)       15.05              --           --
  Forfeited.......................    (870,296)       29.02         (698,020)       18.48        (123,700)       14.50
                                    ----------                    ----------                    ---------
  Outstanding at end of year......  12,938,752       $26.17        8,389,702       $18.31       4,748,880       $14.54
                                    ==========       ======       ==========       ======       =========       ======
Options exercisable at year end...   3,206,324       $17.28        1,040,838       $14.55              --       $   --
                                    ==========       ======       ==========       ======       =========       ======
Weighted-average fair value of
  options granted during the
  year............................                   $ 8.90                        $ 5.62                       $ 4.66
                                                     ======                        ======                       ======

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                        ASSUMPTIONS                           1998     1997     1996
                        -----------                           -----    -----    -----
Expected Term in years......................................   4.00     4.00     4.55
Expected Volatility.........................................  21.28%   22.00%   30.44%
Expected Dividend Yield.....................................   0.58%    0.51%    1.38%
Risk-Free Interest Rate.....................................   5.59%    6.24%    6.53%

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     The weighted-average remaining life and weighted-average exercise price for total options outstanding and exercisable options outstanding at December 31, 1998 is summarized below:

                                                 OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                           --------------------------------    ---------------------------
         RANGE OF                          WEIGHTED-AVG.     WEIGHTED-AVG.                  WEIGHTED-AVG.
      EXERCISE PRICE          OPTIONS      REMAINING LIFE    EXERCISE PRICE     OPTIONS     EXERCISE PRICE
      --------------         ----------    --------------    --------------    ---------    --------------
                                              (YEARS)
$14.50 to $21.63...........   6,838,462         7.35             $18.13        3,159,438        $17.12
 21.64 to  31.10...........     204,870         8.24              28.32           46,886         27.32
 31.11 to  39.88...........   5,895,420         9.84              35.42               --            --
                             ----------                                        ---------
 14.50 to  39.88...........  12,938,752         8.50              26.17        3,206,324         17.27
                             ==========                                        =========

     Restricted Stock -- Under the ICP, in 1998, 1997 and 1996 First Capital issued 115,000, 84,000 and 339,260 respective shares of restricted common stock to employees, of which 465,780 were outstanding at December 31, 1998. Restrictions generally will lapse on the fifth anniversary of the date of issuance.

     Deemed Investment in Stock -- Prior to 1996, First Capital sponsored a long-term cash incentive plan, the Phantom Stock Appreciation Right Plan (the "PSAR Plan"). First Capital terminated the PSAR Plan as of December 1995 and extinguished, principally by cash payment, all outstanding phantom stock appreciation rights ("PSAR"). A PSAR granted under the PSAR Plan entitled the holder to receive a specified amount of cash upon the exercise of the PSAR. Upon termination of the PSAR Plan, certain officers of the Company were required to defer a portion of the amount payable in satisfaction of the termination of the PSAR Plan. The amounts deferred are administered in accordance with the terms of the Equity Deferral Plan (the "EDP"), sponsored by First Capital.

     In 1998 and 1997 under the EDP, First Capital credited PSAR amounts deferred by selected employees to unfunded accounts that are deemed to be invested in shares of First Capital common stock, which amounts are then deemed to be reinvested in First Capital common stock. Amounts deferred are fully vested and payable beginning in May 2001, subject to earlier distribution upon a participant's death, disability, retirement or termination of employment, in cash and/or shares of First Capital common stock. Approximately 1,160, 1,720 and 263,780 deemed shares were issued during 1998, 1997 and 1996, respectively, including 1,160, 1,720 and 1,216 respective shares related to the reinvestment of dividends, of which 205,348 were outstanding at December 31, 1998. The value of all such shares at year end based on $42 3/8 per common share was $8.7 million.

     Accounting for Stock-Based Compensation Plans -- First Capital has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") in accounting for its stock-based compensation plans. Had the compensation cost of First Capital's stock-based compensation plans been determined based on the optional provisions of SFAS 123, in the years ended December 31, 1998, 1997 and 1996 the Company's net income would have been $934 million, $894 million and $820 million respectively.

     All shares, per share, option and fair value amounts, as applicable, in this NOTE have been adjusted to reflect a First Capital Class A common stock dividend in the fourth quarter of 1998.

NOTE 15 -- COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

     The Company grants revolving lines of credit to certain of its credit card and other revolving customers. At December 31, 1998, the unused portion of these lines aggregated $2.8 billion. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     The Company also grants lines of credit to certain dealers of trucks, construction equipment and manufactured housing. At December 31, 1998, the unused portion of these lines aggregated $183.4 million. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

     Various legal actions and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or treble damage claims which, if adversely held against the Company, would require large expenditures or could affect the manner in which the Company conducts its business.

     In addition, the Company like many other companies that operate in regulated businesses is from time to time the subject of various governmental inquiries and investigations. The Company is currently the subject of certain investigations and inquiries by federal and state governmental authorities relating generally to the Company's lending practices. The Company does not have sufficient information to predict with certainty the ultimate outcome of such investigations and inquiries or their ultimate effect, if any, on the Company's results of operations or financial condition or the manner in which the Company operates its business.

     Legal actions, governmental inquiries and investigations are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company or the subsidiary involved and could require the Company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1998. The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

NOTE 16 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISKS

     The Company maintains cash, cash equivalents, investments and certain other financial instruments with various major financial institutions. To the extent such deposits exceed maximum insurance levels, they are uninsured.

     The Company uses derivative financial instruments for the purpose of hedging exposures as part of its risk management program. Such instruments to date have been limited to currency swap, interest rate swap and treasury lock agreements and treasury futures and option contracts.

     The Company manages its exposure to counterparty credit risk by limiting its total position with any single counterparty and monitoring the financial condition of each counterparty. In the Company's experience there has never been a failure by a counterparty; however, in the unlikely event that a counterparty fails to meet the terms of an agreement, the Company's financial exposure is limited to the fair value of the agreement. Estimated fair values of such agreements are determined by the Company using available market information and present value-based valuation methods.

     Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange foreign currencies at varying times over the next five years. The aggregate notional amount of these agreements at December 31, 1998 and 1997 was $1.1 billion and $272.7 million, respectively. The fair value of such agreements at December 31, 1998 and 1997 was $65.0 million and $1.2 million, respectively.

     Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap and treasury lock agreements

                    ASSOCIATES CORPORATION OF NORTH AMERICA
at December 31, 1998 and 1997 was $3.3 billion and $2.0 billion, respectively. The fair value of such agreements at December 31, 1998 and 1997 was $(59.2) million and $(6.8) million, respectively. Interest rate swap and treasury lock agreements mature on varying dates over the next five years and two months, respectively.

     Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount and fair value of futures and option contracts at December 31, 1998 was $711.4 million and $(5.0) million, respectively. Such contracts mature on varying dates through 1999. The Company had no treasury futures or option contracts outstanding on December 31, 1997.

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The information provided below is required by Statement of Financial Accounting Standards No. 107, ("SFAS 107"), Disclosures about Fair Value of Financial Instruments. Amounts disclosed represent estimates of fair values at a particular point in time. Significant assumptions regarding economic conditions, loss experience and risk characteristics associated with particular financial instruments and other factors were used for purposes of this disclosure. These assumptions are subjective in nature and involve matters of judgment. Changes in assumptions could have a material impact on these estimates.

     At December 31, 1998 and 1997, the carrying value and estimated fair value of certain of the Company's financial instruments were as follows (in millions):

                                                             DECEMBER 31
                                           -----------------------------------------------
                                                    1998                     1997
                                           ----------------------   ----------------------
                                           CARRYING    ESTIMATED    CARRYING    ESTIMATED
                                             VALUE     FAIR VALUE     VALUE     FAIR VALUE
                                           ---------   ----------   ---------   ----------
Cash and cash equivalents(1).............  $ 2,619.7   $ 2,619.7    $   294.8   $   294.8
Investment securities(2).................    1,865.9     1,865.9      1,153.5     1,153.5
Net finance receivables(3)...............   46,038.5    48,309.4     47,854.5    50,635.2
Notes payable(1)
  Commercial paper.......................   15,357.2    15,357.2     17,184.5    17,184.5
  Bank loans.............................    1,070.7     1,070.7      1,202.1     1,202.1
Long-term debt(4)........................   32,205.5    33,459.3     25,135.4    25,664.0

---------------

(1) The estimated fair value approximates their carrying value.

(2) Estimated market values of investment securities are based on quoted market prices, if available. If quoted prices are not available, the fair value was estimated by discounting the expected cash flows from the investments at discount rates which approximate the rates that would achieve an expected return on assets with similar risk characteristics.

(3) In order to determine the fair values of loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. The fair value was estimated by discounting the expected cash flows from such loans at discount rates which approximate gross finance charge rates that would achieve an expected return on assets with similar risk characteristics. The estimated fair value of the credit card receivables was based on the Company's experience in pricing similar portfolios for acquisition purposes.

(4) The fair value of long-term debt was determined by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

     See NOTE 16 for fair value information regarding derivative financial instruments.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

NOTE 18 -- SUBSEQUENT EVENT

     On January 6, 1999, First Capital purchased the assets and assumed the liabilities of Avco Financial Services, Inc. ("Avco"). First Capital subsequently transferred substantially all of Avco's domestic and Puerto Rico consumer finance operations to the Company, which included approximately $4 billion in finance receivables. Avco's domestic and Puerto Rico consumer finance product offerings include home equity lending, retail sales finance and consumer loans.

NOTE 19 -- UNAUDITED QUARTERLY FINANCIAL DATA

     The following table sets forth the unaudited quarterly results of operations (in millions):

                                                                 1998
                                               -----------------------------------------
                                                FOURTH     THIRD      SECOND     FIRST
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   --------
Finance charges..............................  $1,404.9   $1,388.6   $1,375.8   $1,672.2
                                               ========   ========   ========   ========
Interest expense.............................  $  725.0   $  714.3   $  710.7   $  692.2
                                               ========   ========   ========   ========
Earnings before provision for income taxes...  $  380.5   $  381.3   $  374.3   $  366.9
Provision for income taxes...................     140.4      141.4      137.8      131.4
                                               --------   --------   --------   --------
Net earnings.................................  $  240.1   $  239.9   $  236.5   $  235.5
                                               ========   ========   ========   ========

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Items 10-13 has been omitted in accordance with General Instruction I.(2)(c) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) Financial Statements

                                                              PAGE
                                                              ----
          Report of Independent Accountants.................   25
          Consolidated Statement of Earnings for the years
           ended December 31, 1998, 1997 and 1996...........   26
          Consolidated Balance Sheet at December 31, 1998
           and 1997.........................................   27
          Consolidated Statement of Changes in Stockholders'
           Equity for the years ended December 31, 1998,
           1997 and 1996....................................   28
          Consolidated Statement of Cash Flows for the years
           ended December 31, 1998, 1997 and 1996...........   29
          Notes to consolidated financial statements........   30

     (b) Reports on Form 8-K

          During the quarter ended December 31, 1998, Associates filed Current Reports on Form 8-K dated October 28, 1998 and December 4, 1998 (related to the issuance of debt securities pursuant to Rule 415) and October 13, 1998 (related to the release of third quarter earnings).

     (c) Exhibits

            (3)            -- (1) Certificate of Incorporation. Incorporated by
                              reference to Exhibit 3(a) to the Company's Form 10-K for
                                  the fiscal year ended October 31, 1986.
                           -- (2) By-laws.
            (4)            -- Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form
                              10-K as the authorized principal amount of any one of
                              such issues does not exceed 10% of the total assets of
                              the registrant and its consolidated subsidiaries.
                              Registrant agrees to furnish to the Commission a copy of
                              each such instrument upon its request.
           (12)            -- Computation of Ratio of Earnings to Fixed Charges.
           (21)            -- Subsidiaries of the registrant. Omitted in accordance
                              with General Instruction I.(2)(b) to Form 10-K.
           (23)            -- Consent of Independent Accountants.
           (24)            -- Powers of Attorney.
           (27)            -- Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASSOCIATES CORPORATION OF NORTH AMERICA

                                     By          /s/ JOHN F. STILLO
                                       -----------------------------------------
                                                    John F. Stillo
                                         Senior Vice President and Comptroller
                                                     March 2, 1999

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                /s/ KEITH W. HUGHES*                   Chairman of the Board,
-----------------------------------------------------    Principal Executive
                  (Keith W. Hughes)                      Officer and Director

                 /s/ ROY A. GUTHRIE*                   Senior Executive Vice              March 2, 1999
-----------------------------------------------------    President, Principal
                  (Roy A. Guthrie)                       Financial Officer and
                                                         Director

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

                                            *By     /s/ JOHN F. STILLO
                                              ----------------------------------
                                                       Attorney-in-fact

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
           (3)             -- (1) Certificate of Incorporation. Incorporated by
                              reference to Exhibit 3(a) to the Company's Form 10-K for
                                  the fiscal year ended October 31, 1986.
                           -- (2) By-laws.
           (4)             -- Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form
                              10-K as the authorized principal amount of any one of
                              such issues does not exceed 10% of the total assets of
                              the registrant and its consolidated subsidiaries.
                              Registrant agrees to furnish to the Commission a copy of
                              each such instrument upon its request.
          (12)             -- Computation of Ratio of Earnings to Fixed Charges.
          (21)             -- Subsidiaries of the registrant. Omitted in accordance
                              with General Instruction I.(2)(b) to Form 10-K.
          (23)             -- Consent of Independent Accountants.
          (24)             -- Powers of Attorney.
          (27)             -- Financial Data Schedule.