Form 10-Q
period 1999-03-31
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1999-05-14
CIK 7973

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549-1004

 (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1999

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


As of March 31, 1999, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                  PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

             ASSOCIATES CORPORATION OF NORTH AMERICA
                CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)


                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----
 REVENUE
   Finance charges                                $1,517.5      $1,672.2
   Insurance premiums                                 95.2          98.2
   Investment and other income - NOTE 3              199.5         117.2
                                                  --------      --------
                                                   1,812.2       1,887.6

 EXPENSES
   Interest expense                                  703.3         692.2
   Operating expenses                                460.2         460.6
   Provision for losses on finance
    receivables - NOTE 7                             236.6         326.1
   Insurance benefits paid or provided                36.6          41.8
                                                  --------      --------
                                                   1,436.7       1,520.7
                                                  --------      --------
 EARNINGS BEFORE PROVISION FOR INCOME TAXES          375.5         366.9
 PROVISION FOR INCOME TAXES                          138.8         131.4
                                                  --------      --------

 NET EARNINGS                                     $  236.7      $  235.5
                                                  ========      ========















         See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)

                                                  March 31     December 31
                                                   1999           1998
                                          --------     -----------
                     ASSETS
 CASH AND CASH EQUIVALENTS                        $   564.8    $ 2,619.7
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTE 5                                          1,901.7      1,865.9
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves
   - NOTE 6                                        47,527.8     43,895.8
 NOTES RECEIVABLE FROM RELATED PARTIES
  - NOTE 3 and 8                                    2,609.0      6,563.9
 OTHER ASSETS - NOTE 9                              3,665.4      1,632.0
                                                  ---------    ---------
     Total assets                                 $56,268.7    $56,577.3
                                         ==========    =========
          LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                               $13,499.4    $15,357.2
   Bank Loans                                          50.0      1,070.7
 ACCOUNTS PAYABLE AND ACCRUALS                      1,369.5      1,187.7
 LONG-TERM DEBT
   Senior Notes                                    32,056.7     31,780.2
   Subordinated and Capital Notes                     425.3        425.3
                                                  ---------    ---------
                                                   32,482.0     32,205.5
 STOCKHOLDERS' EQUITY
   Class B Common Stock, $100 par value,
    2,000,000 shares authorized, 1,000,000
    shares issued and outstanding                     100.0        100.0
   Common Stock, no par value, 5,000 shares
    authorized, 260 shares issued and
    outstanding, at stated value                       47.0         47.0
   Paid-in Capital                                  3,553.3      1,667.8
   Retained Earnings                                5,179.8      4,951.5
   Accumulated Other Comprehensive Loss
    - NOTE 4                                          (12.3)       (10.1)
                                                  ---------    ---------
     Total stockholders' equity                     8,867.8      6,756.2
                                                  ---------    ---------

     Total liabilities and stockholders' equity   $56,268.7    $56,577.3
                                                  =========    =========



         See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)

                                                     Three Months Ended
                                                         March 31
                                                     1999        1998
                                             ----        ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                   $   236.7    $   235.5
   Adjustments to reconcile net earnings to
    net cash provided from operating activities:
     Provision for losses on finance receivables      236.6        326.1
     Depreciation and amortization                     67.8         78.9
     Other operating activities                        25.2        (86.1)
                                          ---------    ---------
       Net cash provided from operating
        activities                                    566.3        554.4
                                          ---------    ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased    (10,226.5)   (10,398.5)
   Finance receivables liquidated and sold         10,328.2     10,082.6
   Other investing activities                        (120.9)    (1,294.9)
                                                 ----------    ---------

       Net cash used for investing activities         (19.2)    (1,610.8)
                                                  ---------    ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                       2,052.2      1,551.9
   Retirement of long-term debt                    (1,775.7)    (1,510.2)
   (Decrease) increase in notes payable            (2,878.5)     1,192.6
                                                  ---------    ---------
       Net cash (used for) provided from
        financing activities                       (2,602.0)     1,234.3
                                          ---------    ---------

 (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                      (2,054.9)       177.9

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         2,619.7        294.8
                                          ---------    ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   564.8    $   472.7
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


 NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany balances. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

      In the opinion of management, all adjustments necessary to present fairly the results of operations and financial position have been made. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

      The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.


 NOTE 3 - SIGNIFICANT TRANSACTIONS

   AVCO FINANCIAL SERVICES INC.

      On January 6, 1999, First Capital purchased the assets and assumed the liabilities of Avco Financial Services, Inc. ("Avco"). During the first quarter of 1999, First Capital transferred the domestic and Puerto Rico consumer finance operations of Avco to the Company. This transfer was in the form of a $1.9 billion capital contribution of certain Avco domestic assets, and the $3.4 billion sale, at book value, of substantially all of Avco's remaining domestic and Puerto Rico net assets to the Company. The sale was financed through a reduction on the Company's outstanding notes receivable from First Capital. Included in these transactions was approximately $4 billion of consumer net finance receivables.

   DOMESTIC BRANCH SALE

      In March 1999, the Company sold 128 consumer finance branches, acquired from Avco, for approximately $640 million to Commercial Credit Corporation, a subsidiary of Citigroup, Inc. The operating results of these branches from January 1, 1999 through the date of sale were included in investment and other income.

  NOTE 4 - COMPREHENSIVE INCOME

      Accumulated other comprehensive loss consisted of net unrealized losses on available-for-sale securities of $12.3 million and $10.1 million, net of tax, at March 31, 1999 and December 31, 1998, respectively.

      Comprehensive income for the three-month periods ended March 31, 1999 and 1998 consisted of the following components, net of tax (in millions):

                                                     Three Months Ended
                                                          March 31
                                                      1999        1998
                                                      ----        ----
       Net earnings                                  $236.7      $235.5
       Unrealized loss on available-for-sale
        securities                                     (2.2)       (2.9)
                                                     ------      ------
         Comprehensive income                        $234.5      $232.6
                                                     ======      ======

 NOTE 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   AVAILABLE-FOR-SALE SECURITIES

      Available-for-sale securities consist of bonds, notes and preferred stock and other equity securities. The Company generally invests in debt securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these debt and equity securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at March 31, 1999 and December 31, 1998 was $1.9 billion and $1.8 billion, respectively. The amortized cost at both March 31, 1999 and December 31, 1998 was $1.9 billion. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in other comprehensive income, a component of stockholders' equity.

   TRADING SECURITIES

      Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at March 31, 1999 and December 31, 1998 was $22.8 million and $20.8 million, respectively. Historical cost at March 31, 1999 and December 31, 1998 was $16.0 million and $15.5 million, respectively.

 NOTE 6 - FINANCE RECEIVABLES

      At March 31, 1999 and December 31, 1998, finance receivables consisted of the following (in millions):

                                                March 31     December 31
                                                  1999          1998
                                                --------     -----------
     Home equity lending                        $21,877.7     $20,435.8
     Truck and truck trailer                     10,486.1      10,038.0
     Personal lending and retail sales finance    8,406.5       6,566.2
     Equipment                                    4,949.2       4,882.1
     Credit card                                  1,610.6       1,398.0
     Auto fleet leasing                           1,458.4       1,471.4
     Warehouse lending and other                  1,050.6       1,247.0
                                                 --------     ---------
       Finance receivables net of unearned
        finance income ("net finance
        receivables")(1)                         49,839.1      46,038.5
   Allowance for losses on finance receivables   (1,558.9)     (1,378.9)
   Insurance policy and claims reserves            (752.4)       (763.8)
                                                ---------      --------
       Finance receivables, net of unearned
        finance income, allowance for credit
        losses and insurance policy and claims
        reserves                                $47,527.8     $43,895.8
                                                =========     =========
 (1) Unearned finance income was approximately $3.8 billion and $3.5 billion at March 31, 1999 and December 31, 1998, respectively.


 NOTE 7 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

      Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                       Three Months Ended     Year Ended
                                            March 31          December 31
                                       1999          1998         1998
                                       ----          ----     -----------
   Balance at beginning of period    $1,378.9      $1,661.9    $1,661.9
     Provision for losses               236.6         326.1       949.4
     Recoveries on receivables
      charged off                        40.9          51.9       150.5
     Losses sustained                  (266.3)       (347.9)   (1,032.5)
     Reserves of receivables sold         -             -        (359.4)
     Reserves of acquired
      businesses                        174.8           -           -
     Other                               (6.0)          2.1         9.0
                                     --------      --------    --------
   Balance at end of period          $1,558.9      $1,694.1    $1,378.9
                                     ========      ========    ========


 NOTE 8 - NOTES RECEIVABLE FROM RELATED PARTIES

      Notes receivable from related parties include amounts due from the Company's affiliates and First Capital. These notes are unsecured demand notes and generally bear interest at a floating rate. The weighted average interest rate at March 31, 1999 was 8.34%. During the three month period ended March 31, 1998, interest income on notes receivable from related parties was approximately $146.9 million.


 NOTE 9 - OTHER ASSETS

      The components of other assets at March 31, 1999 and December 31, 1998 were as follows (in millions):

                                          March 31       December 31
                                            1999            1998
                                   --------       -----------
   Goodwill                               $1,777.9        $  331.5
   Notes and other receivables               772.4           382.3
   Property and equipment                    248.2           238.7
   Collateral held for resale                241.3           229.9
   Relocation client advances                150.7           171.8
   Customer lists and operating agreements   150.6             -
   Other                                     324.3           277.8
                                          --------        --------
     Total other assets                   $3,665.4        $1,632.0
                                          --------        --------

 NOTE 10 - DEBT RESTRICTIONS

      Associates is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS

      A restriction contained in one issue of debt securities generally limits payments of cash dividends on the Company's Common Stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. Under this restriction, approximately $3.0 billion would have been available for dividends at March 31, 1999. The Company is no longer subject to this restriction because it matured on March 15, 1999.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH

      A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.5 billion. At March 31, 1999, Associates tangible net worth was approximately $7.1 billion.

 NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

      Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next 5 years. The aggregate notional amount of these agreements at both March 31, 1999 and December 31, 1998 was $1.1 billion. The fair value of such agreements at March 31, 1999 and December 31, 1998 would have been a liability of $27.2 million and an asset of $65.0 million, respectively.

      Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap and treasury lock agreements at both March 31, 1999 and December 31, 1998 was $3.3 billion. The fair value of such agreements at March 31, 1999 and December 31, 1998 would have been a liability of $21.8 million and $59.2 million, respectively. Interest rate swap and treasury lock agreements mature on varying dates over the next 4 years.

      Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount of futures and options contracts at March 31, 1999 and December 31, 1998 was $613.9 million and $711.4 million, respectively. The fair value of these contracts at March 31, 1999 would have been an asset of $17.0 million and a liability of $5.0 million at December 31, 1998. Such contracts mature on varying dates through 1999.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

      The following discussion and analysis has been prepared in accordance with General Instruction H.(2)(a) to Form 10-Q, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

 Results of Operations

 Net Earnings

      Net earnings for the three-month period ended March 31, 1999 were $236.7 million, a 1% increase over the same period in the previous year. The principal factors which influenced net earnings during the period are described below.

 Finance Charges

      Finance charge revenue on a dollar basis decreased for the first quarter of 1999, to $1.5 billion from $1.7 billion for the first quarter of 1998. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 12.26% for the first quarter of 1999 compared to 13.98% for the same period in 1998. The decrease in the finance revenue and the Finance Charge Ratio was principally due to a shift in product mix toward more secured receivables. Secured receivables generally have lower finance charge rates than unsecured receivables. The shift in product mix was principally caused by the second quarter 1998 sale, at book value, of $5.2 billion of the Company's participation interest in First Capital's U.S. bankcard credit card receivables (the "Bankcard Sale").

 Interest Expense

      Interest expense for the first quarter of 1999 increased slightly to $703.3 million from the $692.2 million recorded in the first quarter of 1998. The primary cause for the increase was a modest shift toward a higher percentage of fixed rate debt as a percentage of total debt. Fixed rate debt rates were higher than floating rate debts in each period. Declining market debt rates during the current period partially offset this increase.

 Net Interest Margin

      As a result of the above fluctuations, the Company's net interest margin decreased to $814.2 million for the first quarter of 1999 compared to $979.9 million for the first quarter of 1998. The Company's net interest margin expressed as a ratio to average net finance receivables declined to 6.58% from 8.19% for the same period in the prior year.


  Operating Expenses

      First quarter operating expenses were $460.2 million for the first quarter of 1999 compared to $460.6 million for the first quarter of 1998, reflecting consistent total asset levels in both comparable periods.



 Provision for Losses

      The Company's provision for losses decreased to $236.6 million during the first quarter of 1999 compared to $326.1 million for the same period in 1998. Total net credit losses as a percentage of average net finance receivables (the "Loss Ratio") was 1.82% for the first quarter of 1999 compared to 2.47% for the same period in 1998. The primary cause of these decreases was a shift in product mix toward more secured portfolios caused by the aforementioned Bankcard Sale in the second quarter of 1998. Secured portfolios typically have lower loss levels than unsecured portfolios.


 Financial Condition

      During the first quarter of 1999, net finance receivables increased by $3.8 billion. The Avco acquisition described in NOTE 3 to the consolidated financial statements was the primary cause for the increase.

      Composite 60+days contractual delinquency was 2.54% of gross finance receivables at March 31, 1999, slightly higher than the 2.41% recorded at December 31, 1998. Accordingly, the allowance for losses to net finance receivables increased slightly to 3.13% at March 31, 1999 from 3.00% at December 31, 1998. Company management believes the allowance for losses at March 31, 1999 is sufficient to provide adequate coverage against losses in its portfolios.

      At March 31, 1999, stockholders' equity increased to $8.9 billion from $6.8 billion at December 31, 1998. The $1.9 billion capital contribution received from First Capital, described in NOTE 3 to the consolidated financial statements, and first quarter net earnings were the primary causes of the increase.


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

      A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manage its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's operations are principally funded through domestic and international borrowings.

      At March 31, 1999, the Company had short- and long-term debt outstanding of $13.5 billion and $32.5 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company in the United States and abroad. During the three months ended March 31, 1999 and 1998, the Company raised debt aggregating $2.1 billion and $1.6 billion, respectively, through public and private offerings.

      Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its commercial paper program. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At March 31, 1999, these credit facilities totaled $18.1 billion, of which $4.0 billion was allocated for use by First Capital. These credit facilities provide at least 75% coverage of commercial paper outstanding at March 31, 1999.


 Year 2000 Compliance

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, if such systems are not repaired they may be unable to accurately process certain date-based information.

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

      Internal and external resources are being used to make the required
 IT modifications and test Year 2000 Compliance. While the modification process of all critical applications is substantially complete these applications will undergo additional testing during 1999. In addition, the Company is utilizing both internal and external resources to provide independent system verification and validation of Year 2000 Compliance.
 The Company acquires businesses from time to time. During its review of a potential acquisition, the Company performs a Year 2000 readiness review to determine that the potential acquisition's systems either are or will be Year 2000 compliant in a timely manner.

      The Company's Non-IT efforts include evaluating Year 2000 Compliance of third party suppliers, embedded systems and the Company's larger commercial borrowers. The Company has communicated with third party suppliers that provide critical products or services, providers of significant embedded systems and large commercial borrowers to determine their Year 2000 Compliance readiness and is testing and monitoring the extent to which the Company may be vulnerable to any significant Year 2000 issues. In addition, the Company required these suppliers and borrowers to certify that they will be Year 2000 compliant. If they could not make this certification, or the Company's testing shows potential Year 2000 Compliance problems, contingency plans are being implemented.

      Contingency planning is an integral part of the Company's Year 2000 readiness project. The Company has and is continuing to develop contingency plans which document the processes necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures.

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

      From the inception of the Company's Year 2000 readiness project through March 31, 1999, the Company incurred and expensed approximately $19 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. The Company currently expects that it will incur future incremental costs related to the project of approximately $10 million. These incremental costs do not include existing resources allocated to the project effort.

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

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Management has no material changes to report from the disclosure set forth in the Company's Form 10-K for the year ended December 31, 1998.

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

      The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1998 the cautionary statements found on page 23-24 of such Form 10-K.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

             (12) Computation of Ratio of Earnings to Fixed Charges.

             (27) Financial Data Schedule.

        (b)  Reports on Form 8-K

             During the first quarter ended March 31, 1999, Associates filed Current Reports on Form 8-K dated January 21, 1999 (announcing financial results for the year ended December 31, 1998); February
        5, 1999, February 8, 1998, February 8, 1999 (Form 8-K/A)and March 18, 1999 (related to a debt issuance or registration pursuant to Rule 415); February 12, 1999 (announcing the transfer of substantially all of the domestic and Puerto Rico consumer finance operations of Avco Financial Services, Inc. to the Company); and March 17, 1999 (announcing that the Company publicly released a 1998 annual report supplement containing financial information for the years ended December 31, 1994 through December 31, 1998).

                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 May 13, 1999

                                 ASSOCIATES CORPORATION OF NORTH AMERICA
                                               (registrant)



                                 By /s/   John F. Stillo
                                   Executive Vice President, Comptroller and
                                    Principal Accounting Officer