Form 10-Q
period 1999-06-30
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1999-08-13
CIK 7973

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1999

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

 As of June 30, 1999, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.
                  PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.


             ASSOCIATES CORPORATION OF NORTH AMERICA
                CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)
                           (Unaudited)

                                Six Months Ended     Three Months Ended
                                    June 30               June 30
                                1999        1998     1999          1998
                                ----        ----     ----          ----
 REVENUE
   Finance charges            $2,974.0    $3,048.0  $1,456.5    $1,375.8
   Insurance premiums            189.2       186.7      94.0        88.5
   Investment and other
    income                       438.0       360.9     238.5       243.7
                              --------    --------  --------    --------
                               3,601.2     3,595.6   1,789.0     1,708.0

 EXPENSES
   Interest expense            1,408.5     1,402.9     705.2       710.7
   Operating expenses            893.2       847.1     433.0       386.5
   Provision for losses on
    finance receivables          448.0       532.4     211.4       206.3
   Insurance benefits paid
    or provided                   74.6        72.0      38.0        30.2
                              --------    --------  --------    --------
                               2,824.3     2,854.4   1,387.6     1,333.7
                              --------    --------  --------    --------

 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES               776.9       741.2     401.4       374.3
 PROVISION FOR INCOME TAXES      287.0       269.2     148.2       137.8
                              --------    --------  --------     -------
 NET EARNINGS                 $  489.9    $  472.0  $  253.2    $  236.5
                              ========    ======== =========    ========



         See notes to consolidated financial statements.
             ASSOCIATES CORPORATION OF NORTH AMERICA
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)

                                                   June 30   December 31
                                                     1999       1998
                                                 ----------  -----------
                                                 (Unaudited)
                              ASSETS

 CASH AND CASH EQUIVALENTS                        $ 2,827.0   $ 2,619.7
 INVESTMENTS IN DEBT AND EQUITY SECURITIES          1,964.1     1,865.9
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves             47,103.1    43,895.8
 NOTES RECEIVABLE FROM RELATED PARTIES              2,819.9     6,563.9
 OTHER ASSETS                                       4,154.4     1,632.0
                                                  ---------  ----------

     Total assets                                 $58,868.5   $56,577.3
                                                 ==========   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                               $12,874.0   $15,357.2
   Bank Loans                                           -       1,070.7
 ACCOUNTS PAYABLE AND ACCRUALS                      1,582.7     1,187.7
 LONG-TERM DEBT
   Senior Notes                                    34,878.8    31,780.2
   Subordinated and Capital Notes                     425.3       425.3
                                                  ---------   ---------
                                                   35,304.1    32,205.5

 STOCKHOLDERS' EQUITY
   Class B Common Stock, $100 par value,
    2,000,000 shares authorized, 1,000,000
    shares issued and outstanding                     100.0       100.0
   Common Stock, no par value, 5,000 shares
    authorized, 260 shares issued and
    outstanding, at stated value                       47.0        47.0
   Paid-in Capital                                  3,553.3     1,667.8
   Retained Earnings                                5,433.0     4,951.5
   Accumulated Other Comprehensive Income             (25.6)      (10.1)
                                                  ---------   ---------
     Total stockholders' equity                     9,107.7     6,756.2
                                                  ---------   ---------
     Total liabilities and stockholders' equity   $58,868.5   $56,577.3
                                                  =========   =========

          See notes to consolidated financial statements.
             ASSOCIATES CORPORATION OF NORTH AMERICA
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)
                           (Unaudited)

                                                     Six Months Ended
                                                         June 30
                                                    1999          1998
                                                    ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                  $   489.9    $   472.0
   Adjustments to reconcile net earnings to
    net cash provided from operating activities:
     Provision for losses on finance receivables     448.0        532.4
     Depreciation and amortization                   135.8        133.5
   Other operating activities                        217.4       (530.2)
                                                 ---------    ---------

       Net cash provided from operating
        activities                                 1,291.1        607.7
                                                 ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased   (21,671.6)   (20,254.1)
   Finance receivables liquidated and sold        20,619.1     23,409.1
   Sale of branches                                  643.9          -
   Other investing activities                       (211.4)    (5,726.5)
                                                 ---------    ----------
  Net cash used for investing
        activities                                  (620.0)    (2,571.5)
                                                 ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                      7,053.0      3,903.7
   Retirement of long-term debt                   (3,954.4)    (2,231.6)
   (Decrease) increase in notes payable           (3,553.9)       196.6
   Other financing activities                         (8.5)         -
                                                 ---------    ---------
       Net cash (used for) provided from
        financing activities                        (463.8)     1,868.7
                                                 ---------    ---------
 INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        207.3        (95.1)

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                        2,619.7        294.8
                                                 ---------    ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 2,827.0    $   199.7
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

      In the opinion of the management, all adjustments necessary to present fairly the results of operations and financial position have been made. The financial position and results of operations as of and for any interim period are unaudited and not necessarily indicative of the results of operations for a full year.

      The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.


 NOTE 3 - AVCO FINANCIAL SERVICES

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

      In March 1999, the Company sold 128 consumer finance branches, acquired from Avco, for approximately $640 million to Commercial Credit Corporation, a subsidiary of Citigroup, Inc. The operating results of these branches from the date they were transferred to the Company from First Capital (January 31, 1999) through the date of sale were included in investment and other income.


 NOTE 4 - COMPREHENSIVE INCOME

      Accumulated other comprehensive income consisted of net unrealized losses on available-for-sale securities of $25.6 million and $10.1 million, net of tax, at June 30, 1999 and December 31, 1998, respectively.

      Comprehensive income for the six and three-month periods ended June 30, 1999 and 1998 consisted of the following components (in millions):

                                  Six Months Ended    Three Months Ended
                                       June 30             June 30
                                  1999        1998    1999          1998
                                  ----        ----    ----          ----
     Net earnings                $489.9      $472.0  $253.2        $236.5
     Net unrealized (loss) gain
      on available-for-sale
      securities, net of tax      (15.5)        1.1   (13.3)          4.0
                                 ------      ------  ------        ------
       Comprehensive income      $474.4      $473.1  $239.9        $240.5
                                 ======      ====== =======        ======

 NOTE 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   AVAILABLE-FOR-SALE SECURITIES

      Available-for-sale securities consist of bonds, notes and preferred stock and other equity securities. The Company generally invests in debt securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these debt and equity securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at June 30, 1999 and December 31, 1998 was $1.9 billion and $1.8 billion, respectively. The amortized cost at June 30, 1999 and December 31, 1998 was $2.0 billion and $1.9 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in other comprehensive income, a component of stockholders' equity.

   TRADING SECURITIES

      Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at June 30, 1999 and December 31, 1998 was $24.0 million and $20.8 million, respectively. Historical cost at June 30, 1999 and December 31, 1998 was $16.6 million and $15.5 million, respectively.


 NOTE 6 - FINANCE RECEIVABLES

      At June 30, 1999 and December 31, 1998, finance receivables consisted of the following (in millions):

                                                June 30      December 31
                                                  1999          1998
                                                  ----          ----
   Home equity lending                          $22,257.8     $20,435.8
   Truck and truck trailer                       11,060.0      10,038.0
   Personal lending and retail sales finance      8,114.3       6,566.2
   Equipment                                      5,170.5       4,882.1
   Auto fleet leasing                             1,593.0       1,471.4
   Credit card (a)                                  112.5       1,398.0
   Warehouse lending and other                      977.9       1,247.0
                                                ---------     ---------
     Finance receivables net of unearned
      finance income ("net finance
      receivables")(b)                           49,286.0      46,038.5
   Allowance for losses on finance receivables   (1,434.7)     (1,378.9)
   Insurance policy and claims reserves            (748.2)       (763.8)
                                                ---------     ---------
     Finance receivables, net of unearned
      finance income, allowance for credit
      losses and insurance policy and claims
      reserves                                  $47,103.1     $43,895.8
                                                =========     =========
 ---------------
 (a)  In June 1999, the Company sold to First Capital, at book value, approximately $900 million of the Company's participation interest in First
Capital's private label receivables.  These receivables were subsequently securitized and sold by First Capital.  In addition, approximately $714 million of the Company's participation interest in First Capital's private label receivables were transferred to other assets as receivables held for sale, reflecting  management's intent to sell these receivables to First
Capital during the 3rd or 4th quarter of 1999 in a similar transaction.

  (b) Unearned finance income was approximately $4.0 billion and $3.5 billion at June 30, 1999 and December 31, 1998, respectively.


NOTE 7 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

      Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                        Six Months Ended      Year Ended
                                            June 30           December 31
                                       1999          1998         1998
                                       ----          ----         ----
   Balance at beginning of period    $1,378.9      $1,661.9   $ 1,661.9
     Provision for losses               448.0         532.4       949.4
     Recoveries on receivables
      charged off                        79.6          87.3       150.5
     Losses sustained                  (515.2)       (569.3)   (1,032.5)
     Reserves of receivables sold
      and held for sale                (117.4)       (334.7)     (359.4)
     Reserves of acquired
      businesses                        174.8           -           -
     Other                              (14.0)          9.7         9.0
                                     --------      --------   ---------
   Balance at end of period          $1,434.7      $1,387.3   $ 1,378.9
                                     ========      ========   =========

      The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivable portfolio. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of current loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is managed on an aggregate basis considering the relationship of the allowance to net finance receivables and net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables.


 NOTE 8 - NOTES RECEIVABLE FROM RELATED PARTIES

      Notes receivable from related parties include amounts due from the Company's affiliates and First Capital. These notes are unsecured demand notes and generally bear interest at a floating rate. The weighted average interest rate at June 30, 1999 was 8.34%. During the six-month period ended June 30, 1999, interest income on notes receivable from related parties was approximately $233.2 million.




 NOTE 9 - OTHER ASSETS

      The components of other assets at June 30, 1999 and December 31, 1998 were as follows (in millions):

                                             June 30        December 31
                                               1999            1998
                                             -------        -----------
   Goodwill                                  $1,700.4        $  331.5
   Finance receivables held for sale, net       714.0             -
   Notes and other receivables                  473.5           382.3
   Collateral held for resale                   278.7           229.9
   Customer lists and operating agreements      275.0             -
   Property and equipment                       269.0           238.7
   Relocation client advances                   155.1           171.8
   Other                                        288.7           277.8
                                             --------        --------
     Total other assets                      $4,154.4        $1,632.0
                                             ========        ========

 NOTE 10 - DEBT RESTRICTION

      A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.5 billion. At June 30, 1999, Associates tangible net worth was approximately $7.4 billion.

 NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to currency swap agreements, interest rate swap agreements and treasury futures and option contracts.

      Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next 4 years. The aggregate notional amount of these agreements at both June 30, 1999 and December 31, 1998 was $1.1 billion. The fair value of such agreements at June 30, 1999 and December 31, 1998 would have been a liability of $68.6 million and an asset of $65.0 million, respectively.

      Interest rate swap agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt transactions. The aggregate notional amount of interest rate swap agreements at June 30, 1999 was $3.3 billion. The fair value of such agreements would have been an asset of $0.4 million. These agreements mature on varying dates over the next 4 years. The aggregate notional amount of interest rate swap agreements at December 31, 1998 was $3.3 billion. The fair value of such agreements at December 31, 1998 would have been a liability of $59.2 million.

      Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount of futures and options contracts at June 30, 1999 and December 31, 1998 was $639.8 million and $711.4 million, respectively. The fair value of these contracts would have been an asset of $7.2 million and a liability of $5.0 million at June 30, 1999 and December 31, 1998, respectively. Such contracts mature on varying dates through 1999.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion and analysis has been prepared in accordance with General Instruction H.(2)(a) to Form 10-Q, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.


 Results of Operations

 Net Earnings

      Net earnings for the six-month period ended June 30, 1999 were $489.9 million, a 4% increase over the same period in 1998. Net earnings for the three-month period ended June 30, 1999 were $253.2 million, an increase of 7% compared to the same period in 1998. The primary factors affecting earnings and the Company's operating results are discussed below.


 Finance Charges

      Finance charge revenue on a dollar basis decreased slightly for the six-month period ended June 30, 1999 to $2,974.0 million from $3,048.0 million for the same period in 1998. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio")was 12.10% for the six-month period ended June 30, 1999 a decrease from 13.53% for the comparable period in 1998. A shift in product mix towards more secured portfolios was the primary cause for the decrease as secured portfolios generally have lower finance charge rates than unsecured receivables. The shift in product mix was principally caused by the second quarter 1998 sale of approximately $5.2 billion of the Company's participation interest in First Capital's U.S. bankcard receivables. Also contributing to the shift in product mix was the second quarter 1999 reduction of the Company's credit card receivables, as described in NOTE 6 to the consolidated financial statements.

     Finance charge revenue in the second quarter of 1999 increased to $1,456.5 million from $1,375.8 million in the second quarter of 1998, primarily due to higher levels of average finance receivables outstanding. A lower Finance Charge Ratio in the current quarter, resulting from the shift in product mix described above, somewhat offset this increase. The Finance Charge Ratio was 11.95% and 12.81% in the second quarters of 1999 and 1998, respectively.


 Interest Expense

      Interest expense was $1,408.5 million and $705.2 million for the six and three-month periods ended June 30, 1999, respectively, compared to $1,402.9 million and $710.7 million for the same periods in 1998. Interest expense was comparable to the prior year periods because the effects of lower average borrowing rates were offset by a slight increase in average debt outstanding.

 Net Interest Margin

       As a result of the factors discussed in the finance charges and interest expense sections above, net interest margin was $1,565.5 million and $751.3 million for the six and three-month periods ended June 30, 1999, respectively, compared to $1,645.1 million and $665.1 million for the comparable periods in the prior year. The Company's net interest margin expressed as a ratio to average managed finance receivables was 6.37% and 6.16% for the six and three-month periods ended June 30, 1999, respectively, compared to 7.30% and 6.19% for the comparable periods in the prior year.


 Operating Expenses

      Six and three-month operating expenses for the periods ended June 30, 1999 were higher on a dollar basis than in the corresponding periods in 1998, reflecting the growth in the size of the Company.


 Provision for Losses

      The Company's provision for losses declined to $448.0 million for the six-month period ended June 30, 1999 from $532.4 million for the comparable prior year period. This decline was primarily due to a decrease in the Company's total net credit losses as a percentage of average net finance receivables ("Loss Ratio") to 1.77% for the six-month period ended June 30, 1999 from 2.14% for the comparable period in 1998. A shift in product mix towards more secured portfolios, as described in the finance charges section above, was the primary cause of the lower Loss Ratio as secured portfolios generally have lower loss rates than unsecured portfolios.

      The Company's provision for losses increased slightly to $211.4 million in the second quarter of 1999 from $206.3 million in the second quarter of 1998. The Loss Ratio was 1.73% for both quarters. Lower loss levels resulting from a slight shift in product mix towards more secured portfolios during the quarter were offset by slightly higher loss levels in the Company's secured portfolios.


 Financial Condition

 Receivable Growth

       During the first six months of 1999, net finance receivables increased by $3.2 billion. The transactions described in NOTES 3 and 6 to the consolidated financial statements and internal growth were the primary factors affecting receivable growth during the period.


 Allowance for Losses on Finance Receivables

      The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivable portfolio. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of current loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is managed on an aggregate basis considering the relationship of the allowance to net finance receivables and net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables. The Company's allowance for loss methodology has been consistently applied for all periods presented, although this paragraph contains clarification from the related disclosure in the Company's 1998 Form 10-K.

      Composite 60+days contractual delinquency was 2.55% of gross finance receivables at June 30, 1999, compared to 2.41% at December 31, 1998. However, the allowance for losses to net finance receivables declined slightly to 2.91% at June 30, 1999 from 3.00% at December 31, 1998. This decline is primarily a result of lower loss levels resulting from a shift in product mix towards more secured portfolios. Secured portfolios generally have lower loss levels than unsecured portfolios. The shift in product mix was primarily due to the second quarter 1999 reduction of the Company's credit card receivables, as described in
 NOTE 6 to the consolidated financial statements.

      Company management believes the allowance for losses at June 30, 1999 is sufficient to provide adequate coverage against losses in its portfolios.


 Liquidity and Capital Resources

      Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital and interest rate risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

      The principal sources of cash for the Company are proceeds from the issuance of short and long-term debt and cash provided from the Company's operations. While First Capital has made periodic capital contributions to the Company in the past, no assurance can be made with respect to future capital contributions by First Capital to the Company. Nevertheless, management believes that the Company has available sufficient liquidity, from a combination of cash provided from operations and external borrowings, to support its operations.

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

      At June 30, 1999, the Company had short and long-term debt outstanding of $12.9 billion and $35.3 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company in the United States and abroad. During the six months ended June 30, 1999 and 1998, the Company raised debt aggregating $7.1 billion and $3.9 billion, respectively, through public and private offerings.

      Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net commercial paper program. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At June 30, 1999, these credit facilities were allocated to provide 75% coverage of the Company's recurring commercial paper borrowings.


 Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, if such systems are not repaired they may be unable to accurately process certain date-based information.

     The Company has a company-wide initiative to address the Year 2000 Compliance issue. A team of technology professionals began addressing the Year 2000 Compliance issue in 1995. Since then, the Company has identified and addressed all significant third party and internal applications that require modification to ensure Year 2000 Compliance.

     The Company divides its Year 2000 Compliance initiative into two components, information technology ("IT") and non-information technology ("Non-IT"). The IT initiative includes third party and Company mainframe and desktop systems and applications. The Non-IT initiative includes third party suppliers, embedded systems and the Company's larger commercial borrowers.

     The project organization, awareness, inventory and analysis, renovation, testing, implementation and contingency planning phases of the Year 2000 effort have been successfully completed. Results from the testing phase were reviewed to confirm Year 2000 Compliance. In cases where testing identified potential non-compliance, modifications were made to the system as necessary and retested until successful. To provide added assurance that no new Year 2000 problems have been introduced into previously repaired systems, the Company will further develop and test Year 2000 contingency plans, perform additional testing and facilitate independent verification and validation testing through the rest of 1999. The Company is also developing a plan to monitor systems and critical providers, suppliers and others with which the Company has significant relationships to ensure that any unforeseen problems are quickly identified and resolved.

      The Company's Non-IT efforts include evaluating Year 2000 Compliance of third party suppliers, embedded systems and the Company's larger commercial borrowers. The Company has communicated with third party suppliers that provide critical products or services, providers of significant embedded systems and large commercial borrowers to determine their Year 2000 Compliance readiness and has tested where feasible the extent to which the Company may be vulnerable to any significant Year 2000 issues. In addition, the Company required these suppliers and borrowers to certify that they will be Year 2000 compliant. Contingency plans are in place and in some cases have been activated to mitigate risk of suppliers' inability to provide adequate certification.

      Contingency planning is an integral part of the Company's Year
 2000 readiness project. The Company has developed and is continuing to refine and test contingency plans which document the processes necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures.

      There can be no guarantee that the systems of other companies on which the Company's systems rely have been converted accurately, or that a failure to accurately convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. In addition, there are many risks associated with the Year 2000 Compliance issue, including but not limited to the possible failure of the Company's computer and information technology systems. Any such failure could have a material adverse effect on the Company including the inability to properly bill and collect payments from customers and errors or omissions in accounting and financial data. In addition, the Company is exposed to the potential inability of third parties to perform as a result of Year 2000 Compliance. Any such failure by a third party bank, regulatory agency, group of investors, securities exchange or clearing agency, software product or service provider, utility or other entity may have a material adverse financial or operational effect on the Company.

      From the inception of the Company's Year 2000 readiness project through June 30, 1999 the Company incurred and expensed approximately $22 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. During the first six months of 1999, approximately $6 million of incremental Year 2000 project costs were incurred with approximately $3 million incurred in each quarter. The Company expects that it will incur additional future incremental costs related to the project of approximately $7 million. These incremental costs do not include existing resources allocated to the project effort. The Company's Year 2000 project is expected to continue through March of 2000. The first quarter of the Year 2000 effort is specifically designed to monitor all Year 2000 transition activities.

      These costs and the date on which the Company plans to complete the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Management has no material changes to report from the disclosure set forth in the Company's Form 10-K for the year ended December 31, 1998.

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

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

             (12) Computation of Ratio of Earnings to Fixed Charges.

             (27) Financial Data Schedule.

          (b)  Reports on Form 8-K

           During the second quarter ended June 30, 1999, Associates filed Current Reports on Form 8-K dated April 13, 1999 (announcing earnings for the first quarter of 1999); April 15, 1999, May 13, 1999, June 10, 1999 and June 25, 1999 (each related to an issuance of debt securities pursuant to Rule 415); and May 28, 1999 (announcing a change in certifying accountants).





                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 August 13, 1999

                                 ASSOCIATES CORPORATION OF NORTH AMERICA
                                               (registrant)




                                 By /s/ John F. Stillo
                                    -----------------------------
                                   Executive Vice President, Comptroller
                                    and Principal Accounting Officer