Form 10-Q
period 1999-09-30
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 1999-11-12
CIK 7973

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 1999

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

 As of September 30, 1999, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.
                  PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.


             ASSOCIATES CORPORATION OF NORTH AMERICA
                CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)
                           (Unaudited)

                               Nine Months Ended     Three Months Ended
                                  September 30          September 30
                               1999         1998     1999          1998
                               ----         ----     ----          ----
 REVENUE
   Finance charges           $4,430.5     $4,436.6  $1,456.5    $1,388.6
   Insurance premiums           281.5        279.6      92.3        92.9
   Investment and other
    income                      684.6        611.5     246.6       250.6
                             --------     --------  --------    --------
                              5,396.6      5,327.7   1,795.4     1,732.1

 EXPENSES
   Interest expense           2,126.7      2,117.2     718.2       714.3
   Operating expenses         1,325.8      1,253.1     432.6       406.0
   Provision for losses on
    finance receivables         678.9        729.7     230.9       197.3
   Insurance benefits paid
    or provided                 110.6        105.2      36.0        33.2
                             --------     --------  --------    --------
                              4,242.0      4,205.2   1,417.7     1,350.8
                             --------     --------  --------    --------
 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES            1,154.6      1,122.5     377.7       381.3
 PROVISION FOR INCOME TAXES     417.1        410.6     130.1       141.4
                             --------     --------   -------    --------
 NET EARNINGS                $  737.5     $  711.9  $  247.6    $  239.9
                             ========     ========  ========    ========










         See notes to consolidated financial statements.
             ASSOCIATES CORPORATION OF NORTH AMERICA
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)

                                               September 30  December 31
                                                   1999         1998
                                               ------------  -----------
                                              (Unaudited)

                              ASSETS

 CASH AND CASH EQUIVALENTS                        $   851.0   $ 2,619.7
 INVESTMENTS IN DEBT AND EQUITY SECURITIES          2,047.3     1,865.9
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves             48,476.6    43,895.8
 NOTES RECEIVABLE FROM RELATED PARTIES              2,455.5     6,563.9
 OTHER ASSETS                                       4,457.0     1,632.0
                                                  ---------   ---------
     Total assets                                 $58,287.4   $56,577.3
                                                  =========   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                               $12,741.9   $15,357.2
   Bank Loans                                          76.5     1,070.7
 ACCOUNTS PAYABLE AND ACCRUALS                      1,771.9     1,187.7
 LONG-TERM DEBT
   Senior Notes                                    33,932.8    31,780.2
   Subordinated and Capital Notes                     425.3       425.3
                                                  ---------   ---------
                                                   34,358.1    32,205.5

 STOCKHOLDERS' EQUITY
   Class B Common Stock, $100 par value,
    2,000,000 shares authorized, 1,000,000
    shares issued and outstanding                     100.0       100.0
   Common Stock, no par value, 5,000 shares
    authorized, 260 shares issued and
    outstanding, at stated value                       47.0        47.0
   Paid-in Capital                                  3,553.6     1,667.8
   Retained Earnings                                5,680.6     4,951.5
   Accumulated Other Comprehensive Income             (42.2)      (10.1)
                                                  ---------   ---------
     Total stockholders' equity                     9,339.0     6,756.2
                                                  ---------   ---------
     Total liabilities and stockholders' equity   $58,287.4   $56,577.3
                                                  =========   =========
           See notes to consolidated financial statements.

            ASSOCIATES CORPORATION OF NORTH AMERICA
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)
                           (Unaudited)

                                                    Nine Months Ended
                                                       September 30
                                                    1999          1998
                                                    ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                   $   737.5    $   711.9
   Adjustments to reconcile net earnings to
    net cash provided from operating activities:
     Provision for losses on finance receivables      678.9        729.7
     Depreciation and amortization                    199.6        185.8
   Other operating activities                         424.5       (353.7)
                                                  ---------    ---------
       Net cash provided from operating
        activities                                  2,040.5      1,273.7
                                                  ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased    (33,410.3)   (29,926.6)
   Finance receivables liquidated and sold         30,577.4     31,816.4
   Sale of branches                                   643.9          -
   Other investing activities                        (155.1)    (6,310.0)
                                                  ---------     --------
       Net cash used for investing
        activities                                 (2,344.1)    (4,420.2)
                                                  ---------     --------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                       7,568.5      6,408.5
   Retirement of long-term debt                    (5,415.9)    (3,715.5)
   (Decrease) Increase in notes payable            (3,609.5)       719.8
   Other financing activities                          (8.2)         -
                                                  ---------     --------
       Net cash (used for) provided from
        financing activities                       (1,465.1)     3,412.8
                                                  ---------     --------
 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  (1,768.7)       266.3

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         2,619.7        294.8
                                                   --------     --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   851.0    $   561.1
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

      In September 1999, the Company wrote a put option in conjunction with a First Capital manufactured housing finance receivable securitization transaction which allows the $2 billion related trust securities to be put back to the Company at par annually beginning in October 2000. The Company received approximately $10 million from First Capital for the fair value of the put option.


 NOTE 4 - COMPREHENSIVE INCOME

      Accumulated other comprehensive income consisted of net unrealized losses on available-for-sale securities of $42.2 million and $10.1 million, net of tax, at September 30, 1999 and December 31, 1998, respectively.

      Comprehensive income for the nine and three-month periods ended September 30, 1999 and 1998 consisted of the following components (in millions):

                                 Nine Months Ended    Three Months Ended
                                   September 30          September 30
                                  1999       1998      1999        1998
                                  ----       ----      ----        ----
     Net earnings                $737.5     $711.9    $247.6      $239.9
     Net unrealized loss on
      available-for-sale
      securities, net of tax      (32.1)      (1.1)    (16.6)       (2.2)
                                 ------     ------    ------      ------
       Comprehensive income      $705.4     $710.8    $231.0      $237.7
                                 ======     ======    ======      ======

 NOTE 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   AVAILABLE-FOR-SALE SECURITIES

      Available-for-sale securities consist of bonds, notes and preferred stock and other equity securities. The Company generally invests in debt securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these debt and equity securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at September 30, 1999 and December 31, 1998 was $2.0 billion and $1.8 billion, respectively. The amortized cost at September 30, 1999 and December 31, 1998 was $2.1 billion and $1.9 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in other comprehensive income, a component of stockholders' equity.

   TRADING SECURITIES

      Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at September 30, 1999 and December 31, 1998 was $24.8 million and $20.8 million, respectively. Historical cost at September 30, 1999 and December 31, 1998 was $16.7 million and $15.5 million, respectively.

 NOTE 6 - FINANCE RECEIVABLES

      At September 30, 1999 and December 31, 1998, finance receivables consisted of the following (in millions):

                                                September 30   December 31
                                                    1999          1998
                                                ------------   -----------
     Home equity lending                         $23,248.9     $20,435.8
     Truck and truck trailer                      11,660.0      10,038.0
     Personal lending and retail sales finance     7,713.6       6,566.2
     Equipment                                     5,319.4       4,882.1
     Auto fleet leasing                            1,509.1       1,471.4
     Credit card (a)                                 111.7       1,398.0
     Warehouse lending and other                   1,111.5       1,247.0
                                                 ---------     ---------
       Finance receivables net of unearned
        finance income ("net finance
        receivables")(b)                          50,674.2      46,038.5
   Allowance for losses on finance receivables    (1,445.1)     (1,378.9)
   Insurance policy and claims reserves             (752.5)       (763.8)
                                                 ---------      --------
       Finance receivables, net of unearned
        finance income, allowance for credit
        losses and insurance policy and claims
        reserves                                 $48,476.6     $43,895.8
                                                 =========     =========
 (a)  In June 1999, the Company sold to First Capital, at book value, approximately $900 million of the Company's participation interest in First
 Capital's private label receivables.  These receivables were subsequently securitized and sold by First Capital.  In addition, approximately $714 million of the Company's participation interest in First Capital's private label receivables were transferred to other assets as receivables held for sale, reflecting management's intent to sell these receivables to First
 Capital during the 4th quarter of 1999 in a similar transaction.

 (b) Unearned finance income was approximately $4.0 billion and $3.5 billion at September 30, 1999 and December 31, 1998, respectively.


 NOTE 7 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

      Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                       Nine Months Ended      Year Ended
                                         September 30         December 31
                                       1999          1998         1998
                                       ----          ----         ----
   Balance at beginning of period    $1,378.9      $1,661.9   $ 1,661.9
     Provision for losses               678.9         729.7       949.4
     Recoveries on receivables
      charged off                       118.4         122.5       150.5
     Losses sustained                  (773.7)       (794.1)   (1,032.5)
     Reserves of receivables sold
      or held for sale                 (117.4)       (334.7)     (359.4)
     Reserves of acquired
      businesses                        174.8           -           -
     Other                              (14.8)        (15.0)        9.0
                                     --------      --------   ---------
   Balance at end of period          $1,445.1      $1,370.3   $ 1,378.9
                                     ========      ========   =========

 The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of current loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is evaluated on an aggregate basis considering the relationship of the allowance to net finance receivables and net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables.


 NOTE 8 - NOTES RECEIVABLE FROM RELATED PARTIES

      Notes receivable from related parties include amounts due from the Company's affiliates and First Capital. These notes are unsecured demand notes and generally bear interest at a floating rate. The weighted average interest rate at September 30, 1999 was 8.34%. During the nine month period ended September 30, 1999, interest income on notes receivable from related parties was approximately $330.9 million.

 NOTE 9 - OTHER ASSETS

      The components of other assets at September 30, 1999 and December 31, 1998 were as follows (in millions):

                                             September 30   December 31
                                                 1999          1998
                                             ------------   -----------
   Goodwill                                    $1,699.8      $  331.5
   Notes and other receivables                    770.7         382.3
   Finance receivables held for sale, net         714.0           -
   Collateral held for resale                     317.1         229.9
   Property and equipment                         281.1         238.7
   Customer lists and operating agreements        274.4           -
   Relocation client advances                     158.5         171.8
   Other                                          241.4         277.8
                                               --------      --------
     Total other assets                        $4,457.0      $1,632.0
                                               ========      ========

 NOTE 10 - DEBT RESTRICTIONS

      A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.5 billion. At September 30, 1999, Associates tangible net worth was approximately $7.6 billion.


 NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

      Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next 4 years. The aggregate notional amount of these agreements at both September 30, 1999 and December 31, 1998 was $1.1 billion. The fair value of such agreements at September 30, 1999 and December 31, 1998 would have been a liability of $35.9 million and an asset of $65.0 million, respectively.

      Interest rate swap agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt transactions. The aggregate notional amount of interest rate swap agreements at September 30, 1999 was $3.3 billion. The fair value of such agreements would have been an asset of $1.5 million. These agreements mature on varying dates over the next 4 years. The aggregate notional amount of interest rate swap agreements at December 31, 1998 was $3.3 billion. The fair value of such agreements at December 31, 1998 would have been a liability of $59.2 million.

      Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount of futures and options contracts at September 30, 1999 and December 31, 1998 was $647.9 million and $711.4 million, respectively. The fair value of these contracts would have been a liability of $3.0 million and $5.0 million at September 30, 1999 and December 31, 1998, respectively. Such contracts mature on varying dates through 2000.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

      The following discussion and analysis has been prepared in accordance with General Instruction H.(2)(a) to Form 10-Q, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

 Results of Operations

 Net Earnings

      Net earnings for the nine-month period ended September 30, 1999 were $737.5 million, a 4% increase over the same period in 1998. Net earnings for the three-month period ended September 30, 1999 were $247.6 million, an increase of 3% compared to the same period in 1998. The primary factors affecting earnings and the Company's operating results are discussed below.

 Finance Charges

      Finance charge revenue on a dollar basis decreased slightly for the nine-month period ended September 30, 1999 to $4,430.5 million from $4,436.6 million for the same period in 1998. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 11.96% for the nine-month period ended September 30, 1999 a decrease from 13.06% the comparable period in 1998. A shift in product mix towards more secured portfolios was the primary cause for the decrease as secured portfolios generally have lower finance charge rates than unsecured receivables. The shift in product mix was principally caused by the second quarter 1998 sale of approximately $5.2 billion of the Company's participation interest in First Capital's U.S. bankcard receivables. Also contributing to the shift in product mix was the second quarter 1999 reduction of the Company's credit card receivables, as described in NOTE 6 to the consolidated financial statements.

      Finance charge revenue in the third quarter of 1999 increased to $1,456.5 million from $1,388.6 million in the third quarter of 1998, primarily due to higher levels of average finance receivables outstanding. A lower Finance Charge Ratio in the current quarter, resulting from the shift in product mix described above, somewhat offset this increase. The Finance Charge Ratio was 11.67% and 12.53% in the third quarters of 1999 and 1998, respectively.

 Interest Expense

      Interest expense was $2,126.7 million and $718.2 million for the nine and three-month periods ended September 30, 1999, respectively, compared to $2,117.2 million and $714.3 million for the same periods in 1998. Interest expense was comparable to the prior year periods because the effects of lower average borrowing rates were offset by a slight increase in average debt outstanding.


 Net Interest Margin

      As a result of the factors discussed in the finance charges and interest expense sections above, net interest margin was $2,303.8 million and $738.3 million for the nine and three-month periods ended September 30, 1999, respectively, compared to $2,319.4 million and $674.3 million for the comparable periods in the prior year. The Company's net interest margin expressed as a ratio to average finance receivables was 6.22% and 5.91% for the nine and three-month periods ended September 30, 1999, respectively, compared to 6.83% and 6.09% for the comparable periods in the prior year.

 Operating Expenses

      Nine and three-month operating expenses for the periods ended September 30, 1999 were higher on a dollar basis than in the corresponding periods in 1998, reflecting the growth in the size of the Company.

 Provision for Losses

      The Company's provision for losses declined to $678.9 million for the nine-month period ended September 30, 1999 from $729.7 million for the comparable prior year period. This decline was primarily due to a decrease in the Company's total net credit losses as a percentage of average net finance receivables ("Loss Ratio") to 1.77% for the nine-month period ended September 30, 1999 from 1.98% for the comparable period in 1998. A shift in product mix towards more secured portfolios, as described in the finance charges section above, was the primary cause of the lower Loss Ratio as secured portfolios generally have lower loss rates than unsecured portfolios.

      The Company's provision for losses increased slightly to $230.9 million in the third quarter of 1999 from $197.3 million in the third quarter of 1998. The Loss Ratio increased to 1.76% for the three-month period ended September 30, 1999 from 1.71% for the comparable period in 1998. Lower loss levels resulting from a slight shift in product mix towards more secured portfolios during the quarter were offset by slightly higher loss levels in the Company's secured portfolios.

 Financial Condition

 Receivable Growth

      During the first nine months of 1999, net finance receivables increased by $4.6 billion. The transactions described in NOTES 3 and 6 to the consolidated financial statements and internal growth were the primary factors affecting receivable growth during the period.

 Allowance for Losses on Finance Receivables

      The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of current loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is evaluated on an aggregate basis considering the relationship of the allowance to net finance receivables and net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables. The Company's allowance for loss methodology has been consistently applied for all periods presented, although this paragraph contains clarification from the related disclosure in the Company's 1998 Form 10-K.


      Composite 60+days contractual delinquency was 2.70% of gross finance receivables at September 30, 1999, compared to 2.41% at December 31, 1998. However, the allowance for losses to net finance receivables declined slightly to 2.85% at September 30, 1999 from 3.00% at December 31, 1998. This decline is primarily a result of lower loss levels resulting from a shift in product mix towards more secured portfolios. Secured portfolios generally have lower loss levels than unsecured portfolios. The shift in product mix was primarily due to the sale of the Company's credit card receivable participation, as described in NOTE 6 to the consolidated financial statements.

      Company management believes the allowance for losses at September 30, 1999 is sufficient to provide adequate coverage against existing losses in its portfolios.

 Liquidity and Capital Resources

      Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital and interest rate risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

      The principal sources of cash for the Company are proceeds from the issuance of short and long-term debt and cash provided from the Company's operations. While First Capital has made periodic capital contributions to the Company in the past, no assurance can be made with respect to future capital contributions by First Capital to the Company. Nevertheless, management believes that the Company has available sufficient liquidity, from a combination of cash provided from operations, external borrowings and asset securitizations to support its operations.

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

      At September 30, 1999, the Company had short and long-term debt outstanding of $12.8 billion and $34.4 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company in the United States and abroad. During the nine months ended September 30, 1999 and 1998, the Company raised debt aggregating $7.6 billion and $6.4 billion, respectively, through public and private offerings.

      Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net commercial paper program. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At September 30, 1999, these credit facilities were allocated to provide 75% coverage of the Company's recurring commercial paper borrowing. In addition, the Company has access to other sources of liquidity such as the issuance of capital securities and asset securitization. Up to this point the Company's securitization transactions have been limited to the home equity asset class.

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

      The project organization, awareness, inventory and analysis, renovation, testing, implementation and contingency planning phases of the Year 2000 effort have been successfully completed. Results from the testing phase were reviewed to confirm Year 2000 Compliance. In cases where testing identifies potential non-compliance, modifications are made to the system as necessary and retested until successful. To provide added assurance that no new Year 2000 problems have been introduced into previously repaired systems, the Company will continue to perform additional testing and facilitate independent verification and validation testing through the remainder of 1999. The Company is also developing a plan to monitor systems and critical providers, suppliers and others with which the Company has significant relationships to ensure that any unforeseen problems are quickly identified and resolved.

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

      Contingency planning is an integral part of the Company's Year 2000 readiness project. The Company has developed and is continuing to refine and test contingency plans which document the processes necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and the use of alternative systems or procedures.

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

      From the inception of the Company's Year 2000 readiness project through September 30, 1999, the Company incurred and expensed approximately $25 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. During the nine and three-month periods ended September 30, 1999, approximately $9 million and $3 million of respective incremental Year 2000 project costs were incurred. The Company expects that it will incur additional future incremental costs related to the project of approximately $4 million. These incremental costs do not include existing resources allocated to the project effort. The Company's Year 2000 project is expected to continue through March of 2000. The first quarter of the Year 2000 effort is specifically designed to monitor all Year 2000 transition activities.

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

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

             (12) Computation of Ratio of Earnings to Fixed Charges.

             (27) Financial Data Schedule.

                  (b)  Reports on Form 8-K

                       During the third quarter ended September 30, 1999, Associates filed Current Reports on Form 8-K as of July 16, 1999 announcing earnings for the second quarter of 1999.




                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 November 12, 1999

                                 ASSOCIATES CORPORATION OF NORTH AMERICA
                                               (registrant)




                                 By/s/   John F. Stillo
                                   Executive Vice President, Comptroller and
                                    Principal Accounting Officer