Form 10-K
period 1999-12-31
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 2000-03-13
CIK 7973

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                     WHICH REGISTERED
               -------------------                 ------------------------
     6% Senior Debentures due June 15, 2001        New York Stock Exchange
8.15% Subordinated Debentures due August 1, 2009   New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. -- None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. -- Not Applicable

As of December 31, 1999, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction I.(1)(a) and
(b) to Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

     Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and the principal U.S.-based operating unit of Associates First Capital Corporation ("First Capital"). The Company is a leading diversified financial services organization providing finance, leasing, insurance and related services to individual consumers and businesses in the United States and Puerto Rico. Associates had 1,520 branch offices and approximately 18,000 employees at December 31, 1999. The Company's corporate headquarters are located in Irving, Texas.

     On December 31, 1999, First Capital contributed its wholly-owned subsidiary, Associates World Capital Corporation ("AWCC"), to the Company. The net assets of AWCC were approximately $268 million on the date of the contribution. AWCC, through its principal operating subsidiary Associates First Capital B.V., issues unsecured debt and commercial paper which is used to fund certain international consumer and commercial finance operations of First Capital. The consolidated financial statements of the Company have been restated to reflect the results of this contribution in a manner similar to a pooling-of-interests method of accounting in accordance with generally accepted accounting principles. Upon consummation of the contribution, these restated financial statements became the historical consolidated financial statements of the Company.

     For the year ended December 31, 1999, the Company had total revenues of $7.5 billion and net earnings of $1.1 billion. At December 31, 1999, aggregate net finance receivables were $49.8 billion, total assets were $60.2 billion and stockholders' equity was $9.3 billion.

     The Company's finance receivables are geographically dispersed across the United States and Puerto Rico. At December 31, 1999, 11% of such receivables were in California, 9% in Texas, 7% in Florida and 5% in North Carolina; no other individual state had more than 5%.

     Although the Company's finance operations are confined to the United States and Puerto Rico, certain subsidiaries of First Capital, which are also affiliates of the Company, operate in countries outside the United States, including Japan, Canada, the United Kingdom, Sweden, Hong Kong, Spain, India, France, Mexico, Taiwan, Ireland and Costa Rica. The Company provides certain management and other services to these foreign affiliates. See Note 8 to the consolidated financial statements. The results of such foreign operations are not included in the financial or statistical information of the Company presented herein.

     Certain prior year amounts presented herein have been restated to conform to current year methodology.

AVCO ACQUISITION

     On January 6, 1999, First Capital purchased the assets and assumed the liabilities of Avco Financial Services, Inc. ("Avco"). First Capital subsequently transferred substantially all of the domestic and Puerto Rico consumer finance operations of Avco to the Company, which at the time included approximately $4 billion in finance receivables. Prior to the acquisition, Avco had the fourth largest U.S. consumer finance branch network with over 2 million customers and over 4,000 dealer and merchant agreements. Avco's domestic and Puerto Rico consumer finance product offerings included home equity lending, retail sales finance and consumer loans. In March 1999, the Company sold 128 of the consumer branches acquired from Avco to Commercial Credit Corporation, a subsidiary of Citigroup, Inc. for approximately $640 million.

     Avco's headquarters in Costa Mesa, California, were closed in the second quarter of 1999, as all corporate functions were consolidated with the Company's headquarters in Irving, Texas. Most of the 400 jobs at Avco's headquarters were eliminated. The Avco Technology Center, also in Costa Mesa, was closed in the third quarter of 1999. Avco's Denver Purchasing Center, which had approximately 200 employees and duplicated many of the operations of the Company's credit processing facility in Salt Lake City, Utah, was closed in the first quarter of 1999.

     Pending Acquisition

     In November 1999, First Capital announced an agreement to acquire Arcadia Financial Ltd. ("Arcadia"). Arcadia is a leading U.S. independent automobile finance company which services over $5 billion in finance receivables. The acquisition is expected to close during the first half of 2000.

     The Company entered into a continuous asset purchase and sale agreement under which the Company purchased from Arcadia an aggregate of approximately $500 million of retail installment sales contracts in November and December 1999. In the event of a termination of the merger agreement between First Capital and Arcadia, approximately $200 million of these receivables may be repurchased by Arcadia. Additionally, the Company purchased an aggregate of approximately $350 million of retail installment sales contracts in January, February and March 2000.

     Subsequent to closing, the Company may begin to purchase automobile finance receivables originated by Arcadia.

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

     The Company's consumer finance customers span a wide range of income levels and credit histories. These customers generally have a history of using credit from a variety of sources and include homeowners and purchasers of automobiles and consumer durables (such as furniture, electronics and appliances).

     The Company uses credit scoring models to evaluate risk and other factors in extending credit to its customers. Information considered by the Company in the credit scoring model includes, among other things, the customer's capacity to repay (e.g., income, debt ratio, and employment stability), credit history and available collateral to secure the loan, including home ownership.

     The Company distributes its consumer finance and commercial products through multiple delivery systems, which include branch offices and centralized operations. Home equity loans account for the largest portion of the Company's consumer finance portfolio, and are distributed through a branch delivery system and centralized lending operations. The Company offers automobile financing, personal installment and revolving loans and purchases consumer retail sales finance contracts through its branch delivery and centralized lending systems. In addition, the Company offers private label credit cards through its subsidiary, Associates Capital Bank, Inc. ("ACB"), and purchases participations in the private label credit card receivables of an affiliate. The Company, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its consumer finance customers, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. The Company also provides emergency roadside assistance and auto club services.

     Delivery of Consumer and Commercial Products and Services. The Company distributes its consumer and commercial finance products through branch offices and centralized lending operations described below:

          Consumer Branch System. At December 31, 1999, the Company's consumer finance branch system consisted of approximately 1,400 geographically dispersed office locations in the United States and Puerto Rico. These locations operate under four different nameplates -- Associates Financial Services, Tran-

     South Financial, First Family Financial Services and Kentucky Finance. Products distributed include direct origination of home equity loans, personal loans, automobile finance and retail sales finance.

          Commercial Branch System. The Company provides truck and truck trailer financing, equipment financing and leasing services and related insurance through 76 branch offices in the United States and Puerto Rico. Additionally, the Company's sales force regularly contacts truck and truck trailer dealers and construction equipment dealers to purchase finance contracts made between those dealers and retailers and the ultimate end-user. The Company also provides short-term trailer rentals through 23 U.S. branch offices.

          Centralized Consumer Lending. At December 31, 1999, the Company distributed home equity, personal loans, sales finance and automobile lending through seven regional service centers and centralized lending operations. The Company distributes its centralized home equity products primarily through Associates Home Equity Services, Inc. ("AHES"). AHES offers both fixed and variable rate closed-end loans and lines of credit, secured by residential property. Home equity loans are originated through unaffiliated mortgage brokers, financial institutions and existing customer relationships targeted through direct mail and telemarketing efforts. Mortgage brokers are independent agents who match their customers with a lender based on the customer's needs and the credit profile requirements of the lender. The Company distributes its revolving personal lending and sales finance products through its federally insured Utah industrial thrift, ACB, and its retail auto lending products through TranSouth Financial's retail auto center.

          Additionally, the Company has a centralized warehouse lending operation, which is conducted through First Collateral Services, Inc. ("FCS"). FCS provides short-term lines of credit secured by residential mortgages to small and mid-sized mortgage brokers throughout the United States.

          Centralized Commercial Lending, Leasing and Services. The Company utilizes eight centralized operations to distribute lending, leasing and fee-based products and services. The Company's auto fleet leasing and fleet management services operation is directed through Associates Fleet Services. Additionally, the Company utilizes centralized operations to provide material handling and other industrial and communications equipment products, employee relocation services and government guaranteed lending programs. Insurance products are marketed to commercial finance customers through the same delivery systems used to market commercial finance products and services.

     The following table shows net finance receivables outstanding attributable to the various types of financing products (in millions):

                      NET FINANCE RECEIVABLES OUTSTANDING

                                                     AT DECEMBER 31
                                ---------------------------------------------------------
                                  1999        1998        1997        1996        1995
                                ---------   ---------   ---------   ---------   ---------
Home Equity Lending(1)........  $21,800.3   $20,435.8   $17,437.3   $15,435.9   $13,190.4
Truck and Truck Trailer.......   11,832.7    10,038.0     9,011.1     8,077.6     7,415.7
Personal Lending/Retail Sales
  Finance.....................    7,905.2     6,566.2     6,920.6     5,786.5     4,752.7
Equipment.....................    5,398.2     4,882.1     4,899.8     4,261.4     3,729.1
Auto Fleet Leasing............    1,509.5     1,471.4     1,418.9     1,087.4       327.1
Credit Card(2)................       54.6     1,398.0     7,333.6     5,517.1     4,616.8
Manufactured Housing(3).......       23.7        20.7        24.1     1,257.6     2,049.3
Warehouse Lending and
  Other(4)....................    1,242.5     1,226.3       809.1       355.4       287.2
                                ---------   ---------   ---------   ---------   ---------
          Total...............  $49,766.7   $46,038.5   $47,854.5   $41,778.9   $36,368.3
                                =========   =========   =========   =========   =========

---------------

(1) In December 1999 and March 1998, the Company securitized and sold approximately $2.4 billion and $235 million of home equity lending receivables, respectively.

(2) In 1999, the Company sold to First Capital, at book value, approximately $1.7 billion of the Company's participation interest in First Capital's private label receivables. These receivables were securitized and sold by First Capital. In April 1998, the Company sold, at book value, approximately $5.2 billion of the Company's participation interest in the U.S. bankcard credit card receivables of First Capital.

(3) Prior to December 31, 1997, the Company participated in First Capital's manufacturing housing activities. On December 31, 1997, this participation was terminated and substantially all of manufacturing housing assets and liabilities were transferred, at book value, to First Capital. In January 2000, First Capital announced its intention to discontinue the manufactured housing loan origination operations of its Associates Housing Finance unit.

(4) Includes warehouse lending, government guaranteed lending and municipal finance (prior to 1997, municipal finance was included in truck and truck trailer and equipment net finance receivables).

     During 1999, the average finance charge yield (finance charge revenue divided by average net receivables) on consumer finance products and commercial finance products approximated 14% and 9%, respectively.

     Home Equity. Home equity lending activities consist of originating and servicing fixed and variable rate mortgage loans that are secured primarily by single-family residential properties. Typically, such loans are not used for the acquisition of homes, but are made to borrowers primarily for the purpose of debt consolidation, including the refinancing of existing mortgage loans, home improvements and a variety of other purposes.

     Home equity loans typically have maturities of up to 360 months. Variable rates were charged on approximately 6% of home equity finance receivables outstanding at December 31, 1999. Home equity loans may be secured by either first or second mortgages. At December 31, 1999, approximately 82% of the aggregate net outstanding balance of home equity lending receivables was secured by first mortgages.

     Truck and Truck Trailer Financing and Leasing. The Company believes that it is one of the leading independent sources of financing and leasing for heavy-duty trucks and truck trailers in the United States based on receivables outstanding. The Company provides retail financing and leasing for purchasers and users of medium-duty trucks, heavy-duty trucks and truck trailers, as well as wholesale financing, accounts receivable financing and working capital loans to dealers and trucking companies. The Company also provides financing and leasing for truck and truck trailer purchases by truck leasing and rental companies.

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

     Fleet leasing is provided for users of medium-duty trucks, heavy-duty trucks and truck trailers. Most truck and truck trailer leases are non-maintenance, open-end terminal rental adjustment clause ("TRAC") leases. Under such leases, the customer is responsible for the maintenance and terminal or residual value of the vehicle and the Company generally retains the tax depreciation benefit.

     The Company also provides truck trailer rental services through short-term operating leases. Under these leases, the Company is the owner of the equipment and the lessee enjoys the use of the equipment for periods from a few days to several months.

     In addition, new and used vehicle wholesale financing is provided to truck and truck trailer dealers. Generally, such loans are short-term with variable (prime rate based) rates and are secured by inventory.

     Personal Lending/Retail Sales Finance. The Company's personal lending business consists of direct origination and servicing of secured and unsecured personal loans to individuals. Personal loans are direct consumer loans that are generally not secured by real estate. Such loans may be secured by existing personal property (the realizable value of which may be less than the amount of the loan secured), including automobiles and consumer durables. Personal loan contract terms range up to 60 months and generally require payments on an installment basis. In general, personal loans are made for the purpose of debt consolidation, home improvement, education and purchasing automobiles, appliances and other durable goods. Personal loans are marketed through direct mail, advertising, referrals and the solicitation of existing retail sales finance customers.

     Retail sales finance contracts are generally for the purchase of items such as household electronics and appliances, automobiles, furniture and home improvements. These contracts are generally purchased from retailers of such items, and provide an important source of new customers. The sales finance relationship often leads to other types of financing for the customer based on the individual's needs. The terms of retail sales finance contracts differ based on the amount financed and the credit quality of the customer. Generally, retail sales finance contracts have terms ranging from 24 to 36 months. Automobile contracts can be written for up to 60 months.

     Equipment Financing and Leasing. The Company believes that, based on receivables outstanding, it is one of the leading independent sources of financing and leasing of new and used construction, mining, forestry, industrial, machine tool, material handling, communications and turf maintenance equipment and golf cars in the United States. Wholesale and rental fleet financing is offered to dealers (who may either sell or rent the equipment to end-users) and retail financing and leasing is offered to equipment end-users.

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

     Leasing for end-users of equipment, either directly to the customer or through dealers is also provided. Finance leases typically include an option for the lessee to acquire the equipment at a set time before the termination of the lease for a specified price (designed to offer the lessee an incentive to purchase as part of residual risk management) and typically include an option for the lessee to acquire the equipment at the end of the lease term for the fair market value. Under certain lease transactions, the Company retains the depreciation tax benefit.

     In addition, the Company provides wholesale and rental fleet financing for selected dealers. Generally, wholesale loans are short-term loans with variable (prime rate based) rates and are secured by inventory.

     Auto Fleet Leasing. The Company believes it is one of the leading providers of auto fleet leasing and management services for corporations and municipalities in the United States with auto and light truck fleets of generally 100 or more vehicles. Management services, which are provided through a centralized operation, primarily include vehicle purchasing and sales, license and title administration, vehicle maintenance management, accident management, fuel card management, driver expense report processing and other tailored services to allow companies to fully outsource their fleet management operations. Auto fleet leasing receivables increased substantially in 1996 and 1997 principally due to the July 1996 acquisition of certain auto leasing assets of USL Capital, formerly an affiliate and Ford subsidiary, and the acquisition of the commercial auto fleet leasing operation of AT&T Capital Corporation in December 1997.

     Credit Card Receivables. Credit card receivables consist of participations in First Capital's private label credit cards which are marketed to the public directly and through co-operative marketing programs with other companies. The private label credit card business has principally consisted of customized revolving credit programs for commercial customers of Amoco, Texaco, Office Depot, Office Max, Staples, Radio Shack, Gateway and Goodyear.

     The Company's credit card related revenues are derived from finance charges on revolving accounts, the interchange fees resulting from merchant discounts, annual membership and other account fees, as well as fees earned from the sale of insurance and other fee-based products. Credit card receivables typically bear variable interest rates tied to movements in the prime lending rate.

     Warehouse Lending and Other. The Company's other activities principally include the following:

          Warehouse Lending. The Company provides short-term financing, secured by real estate mortgages, to mortgage companies and other mortgage lenders.

          Government Guaranteed Lending -- SBA and B&I Loans. The Company extends credit to small businesses that is partially guaranteed by the United States government under the Small Business Administration 7(a), 504, LowDoc, and SBAExpress programs, as well as the USDA Business and Industrial Loan program. These programs provide financing of $50,000 to $5 million for working capital, equipment, commercial real estate, debt refinancing and business acquisitions. The Company maintains Preferred Lender Status in 14 SBA Districts and it plans to extend its Preferred Lender Status to additional SBA districts in the upcoming year.

          Employee Relocation Services. The Company provides corporations and certain federal government agencies with assistance in employee relocation, origination of mortgages and management and disposition of residential real estate.

          Public Finance. The Company provides financing for the acquisition of real and personal property by state and local government entities, not-for-profit (sec.501(c)(3)) corporations and qualified industrial companies in the United States.

          Emergency Roadside Assistance and Auto Club Services. The Company offers various emergency roadside assistance and related auto club services to consumers through major corporations, primarily automobile manufacturers.

     Related Insurance Products and Services. The Company, through certain of its subsidiaries and other third party insurance providers, makes available various credit-related and non-credit insurance products to its finance customers. Insurance products offered to the Company's consumer finance customers include credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. Insurance products offered to the Company's commercial finance customers include commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance. In addition to insurance underwriting, the Company also receives compensation for certain insurance programs underwritten by other companies. The Company underwrites liability insurance in certain states for its commercial auto physical damage customers.

     The purchase of insurance by a finance customer is optional, with the exception of physical damage insurance on loan collateral, which is generally required. The customer can purchase such insurance from the Company or an alternative carrier chosen by the customer. Premiums for insurance coverage are generally financed as part of the insured's finance obligation.

     The following table sets forth certain information relating to the Company's insurance operations (in millions):

                         INSURANCE STATISTICAL DATA(1)

                                                      YEAR ENDED DECEMBER 31
                                            ------------------------------------------
                                             1999     1998     1997     1996     1995
                                            ------   ------   ------   ------   ------
Net Written Premium
  Credit life, accident and other
     related..............................  $205.7   $210.7   $252.3   $232.2   $187.9
  Physical damage.........................   173.7    194.7    210.3    186.2    180.3
  Other casualty and liability............    60.1     53.4     64.2     51.4     46.4
                                            ------   ------   ------   ------   ------
          Total...........................  $439.5   $458.8   $526.8   $469.8   $414.6
                                            ======   ======   ======   ======   ======
Premium Revenue(2)
  Credit life, accident and other
     related..............................  $183.7   $187.5   $186.6   $170.5   $164.8
  Physical damage.........................   145.3    154.1    140.6    143.8    115.7
  Other casualty and liability............    42.3     42.3     42.9     40.5     44.6
                                            ------   ------   ------   ------   ------
          Total...........................  $371.3   $383.9   $370.1   $354.8   $325.1
                                            ======   ======   ======   ======   ======
Investment Income.........................  $ 94.4   $ 90.5   $ 78.9   $ 68.4   $ 65.3
                                            ======   ======   ======   ======   ======
Benefits Paid or Provided.................  $148.4   $144.0   $142.1   $142.9   $135.7
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

ADDITIONAL INFORMATION REGARDING THE COMPANY

  Allowance for Losses, Credit Losses and Contractual Delinquency

     The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of the present loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is evaluated on an aggregate basis considering, among other things, the relationship of the allowance to net finance receivables and historical net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, the Company's policy provides for charge-off of various types of accounts on a contractual basis. Consumer direct and other installment and credit card receivables are generally charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are generally charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually delinquent for one year. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Finance charge accruals are generally suspended on accounts when they become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. Recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

     The following table sets forth information as of the dates shown regarding the allowance for losses. For further information concerning allowance for losses, net credit losses and contractual delinquencies, see "-- Management's Discussion and Analysis of Financial Condition and Results of Operations."

                ALLOWANCE FOR LOSSES TO NET FINANCE RECEIVABLES

                                                            YEAR ENDED OR AT DECEMBER 31
                                                ----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                --------   --------   --------   --------   --------
Allowance for Losses Amount (in millions).....  $1,408.4   $1,378.9   $1,661.9   $1,371.4   $1,109.2
Allowance for Losses to Net Finance
  Receivables.................................      2.83%      3.00%      3.47%      3.28%      3.05%
Allowance for Losses to Net Credit
  Losses(1)...................................      1.61x      1.76x      1.50x      1.72x      1.99x

---------------

(1) Calculated as a ratio of the allowance for losses to related trailing or annualized net credit losses on receivables owned at the end of the period (as adjusted to exclude net credit losses related to securitized receivables and to reflect the impact of significant acquisitions).

     The Company's ten largest accounts at December 31, 1999 (all of which were current at December 31, 1999) represented less than 1% of the Company's total gross finance receivables outstanding. All of such accounts are secured commercial finance accounts.

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

     RESPA has been extended to cover real estate secured loans that are subordinated to other mortgage loans. RESPA and Regulation X promulgated thereunder require disclosure of certain information to customers within prescribed time frames and regulate the receipt or payment of fees or charges for services performed.

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

ITEM 2. PROPERTIES.

     The furniture, equipment and other physical property owned by the Company and its subsidiaries represent less than 1% of total assets at December 31, 1999 and are therefore not significant in relation to total assets. Branch finance operations are generally conducted on leased premises under operating leases with terms not normally exceeding five years. At December 31, 1999, the Company had 1,520 offices in the United States and Puerto Rico.

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

     Legal actions, governmental inquiries and investigations are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company or the subsidiary involved and could require the Company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1999. The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted in accordance with General Instruction I.(2)(c) to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding common stock of the Company is owned by First Capital and all of the Class B common stock is owned by Associates International Holdings Corporation ("AIHC"), a wholly-owned subsidiary of First Capital. In December 1999 and immediately prior to the contribution of AWCC to the Company, AWCC sold, at book value, its investment in the Company's Class B common stock to AIHC. There is no market for the Company's common or Class B stock.

     Dividends on the common stock and Class B common stock are paid when declared by the Board of Directors. Dividends of $14.20 per share per annum on the Class B common stock outstanding must be paid each year before any dividends may be paid on the common stock. The Company declared dividends of $14.2 million and $28.4 million on the Class B common stock in 1999 and 1998, respectively. The Company declared a dividend of $508.4 million and $230.0 million on the common stock in 1999 and 1998, respectively.

     The Company is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements, including limitations on the payment of dividends. A restriction contained in certain revolving credit agreements requires the Company to maintain a minimum tangible net worth, as defined, of $2.5 billion. At December 31, 1999, the Company's tangible net worth was $7.6 billion. In addition, ACB and the Company's insurance subsidiaries may pay dividends and make certain other transfers of funds to the Company only up to amounts permitted by applicable banking and insurance regulations, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results, which has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1999. This information is being provided in lieu of the information called for by Item 6 of Form 10-K, in accordance with General Instruction I.(2)(a) to Form 10-K. The information should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this report (dollar amounts in millions):

                                                               YEAR ENDED OR AT DECEMBER 31(1)
                                                  ---------------------------------------------------------
                                                    1999        1998        1997        1996        1995
                                                  ---------   ---------   ---------   ---------   ---------
Results of Operations
  Total revenue
    Consumer finance products(2)................  $ 5,364.0   $ 5,094.0   $ 5,306.4   $ 4,493.2   $ 3,882.4
    Commercial finance products(2)..............    2,164.8     2,062.8     1,844.7     1,728.2     1,502.0
                                                  ---------   ---------   ---------   ---------   ---------
         Total..................................    7,528.8     7,156.8     7,151.1     6,221.4     5,384.4
  Finance charge revenue........................    5,911.2     5,841.5     6,428.5     5,580.3     4,805.3
  Interest expense..............................    2,948.0     2,862.8     2,550.8     2,209.4     1,979.8
  Net interest margin...........................    2,963.2     2,978.7     3,877.7     3,370.9     2,825.5
  Operating expenses............................    1,768.8     1,663.4     1,842.5     1,603.3     1,417.8
  Provision for losses..........................      943.2       949.4     1,195.6       963.4       729.7
  Insurance benefits paid.......................      148.4       144.0       142.1       142.9       135.7
  Earnings before provision for income taxes....    1,720.4     1,537.2     1,420.1     1,302.4     1,121.4
  Provision for income taxes....................      615.9       563.0       522.0       481.0       413.3
  Net earnings..................................    1,104.5       974.2       898.1       821.4       708.1
Balance Sheet Data
  Finance receivables, net of unearned finance
    income......................................  $49,766.7   $46,038.5   $47,854.5   $41,778.9   $36,368.3
  Allowance for losses..........................    1,408.4     1,378.9     1,661.9     1,371.4     1,109.2
  Total assets..................................   60,180.1    59,699.6    50,660.4    42,731.6    37,123.8
  Short-term debt (notes payable)...............   14,663.6    18,227.9    18,386.5    15,714.4    13,434.8
  Long-term debt................................   34,838.3    32,805.5    25,235.4    20,916.9    18,311.5
  Stockholders' equity..........................    9,279.3     6,815.1     6,076.0     5,118.0     4,544.0
Selected Data and Ratios
  Net interest margin as a percentage of average
    net finance receivables.....................       5.97%       6.54%       8.51%       8.53%       8.39%
  Return on average assets......................       1.78        1.77        1.92        2.02        2.06
  Return on average equity......................      12.35       14.99       16.05       16.75       16.80
  Earnings to fixed charges.....................       1.58x       1.53x       1.55x       1.59x       1.56x
  Total debt to equity(3).......................      5.3:1       7.1:1       7.1:1       7.1:1       6.9:1
  Total debt to tangible equity(3)(4)...........      6.5:1       7.5:1       7.6:1       7.6:1       7.5:1
  60+days contractual delinquency
    Consumer finance products...................       4.02%       3.30%       3.06%       2.90%       2.24%
    Commercial finance products.................       1.20        1.06        1.04        1.12        0.64
         Total..................................       2.86%       2.41%       2.35%       2.29%       1.72%
  Net credit losses to average net receivables
    Consumer finance products...................       2.63%       2.85%       3.45%       2.82%       2.35%
    Commercial finance products.................       0.50        0.34        0.27        0.33        0.19
         Total..................................       1.83%       1.94%       2.43%       2.02%       1.66%
  Allowance for losses to net finance
    receivables.................................       2.83        3.00        3.47        3.28        3.05
  Allowance for losses to net credit
    losses(5)...................................       1.61x       1.76x       1.50x       1.72x       1.99x

---------------

(1) Amounts restated in a manner similar to a pooling-of-interest to reflect the contribution of Associates World Capital Corporation to the Company by First Capital on December 31, 1999. See Note 1 to the consolidated financial statements.

(2) Includes prorata allocation of investment and other income.

(3) Calculated net of short-term investments.

(4) Tangible equity is defined as stockholders' equity minus goodwill as set forth in Note 9 to the consolidated financial statements.

(5) Calculated as a ratio of the allowance for losses to related trailing or annualized net credit losses on receivables owned at the end of the period (as adjusted to exclude net credit losses related to securitized receivables and to reflect the impact of significant acquisitions).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is a leading diversified finance organization providing finance, leasing, insurance and related services to individual consumers and businesses in the United States and Puerto Rico. The Company's revenues principally consist of finance charge income and, to a lesser extent, insurance premiums and investment income, servicing related income and other fee income. The Company's primary expenses are interest expense from the funding of its finance business, provision for loan losses and operating expenses. A principal factor determining the profitability of the Company is finance charge revenue less interest expense ("net interest margin").

     On December 31, 1999, First Capital contributed its wholly-owned subsidiary, Associates World Capital Corporation ("AWCC"), to the Company. The net assets of AWCC were $268 million on the date of the contribution. AWCC, through its principal operating subsidiary, Associates First Capital B.V., issues unsecured debt which is used to fund certain international consumer and commercial finance operations of First Capital. The consolidated financial statements of the Company have been restated to reflect the results of this contribution in a manner similar to a pooling-of-interests method of accounting in accordance with generally accepted accounting principles. Upon consummation of the contribution, these restated financial statements became the historical consolidated financial statements of the Company.

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

RESULTS OF OPERATIONS

  Summary of Results of Operations

     The following table summarizes the Company's earnings and related data (dollars in millions):

                           EARNINGS AND RELATED DATA

                                                            YEAR ENDED DECEMBER 31
                                                       --------------------------------
                                                         1999        1998        1997
                                                       --------    --------    --------
Earnings before provision for income taxes...........  $1,720.4    $1,537.2    $1,420.1
Net earnings.........................................   1,104.5       974.2       898.1
Return
  On average assets..................................      1.78%       1.77%       1.92%
  On average equity..................................     12.35       14.99       16.05

     The return on average assets and return on average equity declined in 1998 compared to 1997 primarily due to the 1998 $5.2 billion sale, at book value, of the Company's participation interest in First Capital's bankcard receivables as described in Note 8 to the consolidated financial statements. The return on average assets in 1999 was consistent with 1998.

     The return on average equity declined in 1999 compared with 1998 primarily as a result of the increase in equity caused by the 1999 contribution of certain Avco domestic assets. See Note 3 to the consolidated financial statements.

     The principal factors which influenced the changes in the Company's earnings before provision for income taxes and net earnings in each period are net interest margin, investment and other income, operating expenses and provision for loan losses, all of which are described in the sections that follow.

  Net Interest Margin

     The Company's net interest margin was as follows (dollars in millions):

                              NET INTEREST MARGIN

                                                YEAR ENDED DECEMBER 31
                         ---------------------------------------------------------------------
                                 1999                    1998                    1997
                         ---------------------   ---------------------   ---------------------
                          AMOUNT    PERCENT(1)    AMOUNT    PERCENT(1)    AMOUNT    PERCENT(1)
                         --------   ----------   --------   ----------   --------   ----------
Finance Charge
  Revenue..............  $5,911.2     11.90%     $5,841.5     12.83%     $6,428.5     14.11%
Interest Expense.......   2,948.0      5.75       2,862.8      6.03       2,550.8      6.41
                         --------                --------                --------
Net Interest Margin....  $2,963.2      5.97      $2,978.7      6.54      $3,877.7      8.51
                         ========                ========                ========

---------------

(1) Finance charge revenue and net interest margin are expressed as a percent of average net finance receivables outstanding for the indicated period; interest expense is expressed as a percent of average debt outstanding for the indicated period.

     The decrease in net interest margin in 1999 compared to 1998 and 1997 was primarily due to a shift in product mix towards more secured portfolios. Secured portfolios typically have lower finance charge yields and net margins than unsecured portfolios. The 1998 margin decrease was principally due to the second quarter 1998 sale, at book value, of approximately $5.2 billion of the Company's participation interest in the U.S. bankcard credit card receivables of First Capital which resulted in a shift in product mix toward more secured portfolios. The 1999 sale, at book value, of approximately $1.7 billion of the Company's credit card receivables to First Capital caused a further shift in product mix. See Note 6 to the consolidated financial statements for more information on these transactions.

     The impact of these shifts in product mix were partially offset by the decline in interest expense as a percentage of average debt outstanding from 1997 to 1999. This was primarily due to an increase in Japanese Yen denominated debt which has a lower average borrowing cost than the Company's U.S. dollar denominated debt. Japanese yen denominated debt is used to fund certain international finance operations of First Capital.

  Finance Charges

     Finance charge revenue and yield for the Company were as follows (dollars in millions):

                                FINANCE CHARGES

                                                            YEAR ENDED DECEMBER 31
                                                       --------------------------------
                                                         1999        1998        1997
                                                       --------    --------    --------
Finance Charge Revenue...............................  $5,911.2    $5,841.5    $6,428.5
Yield(1).............................................     11.90%      12.83%      14.11%

---------------

(1) Calculated as finance charge revenue as a percentage of average net finance receivables outstanding for the indicated period.

     Finance charge revenue increased, on a dollar basis, in 1999 compared to 1998 primarily due to the growth in average net finance receivables outstanding. This was somewhat offset by the shift in the product mix toward more secured portfolios. Secured portfolios generally have lower yields than unsecured portfolios. Finance charge revenue decreased in 1998 compared to 1997 due to the decline in average net finance receivables caused by the receivable sales and securitization activity during 1998. See Note 6 to the consolidated financial statements for more information on these transactions.

     The principal factors which influence the trend of finance charge yields are (i) the composition of the finance receivable portfolios (i.e., "product mix"); (ii) the interest rate environment; and (iii) the level of business competition. The shift in product mix towards more secured portfolios due to the aforementioned sales of credit card receivables was the primary cause of the decline in finance charge yields in 1999 and 1998 compared to 1998 and 1997. A changing interest rate environment and increased competition also contributed to the decrease.

  Interest Expense

     Total dollars of interest expense increased in the years ended December 31, 1999 and 1998. In each year the increase was principally due to higher average outstanding debt as a result of the Company's growth in total assets. The increase in interest expense in 1999 and 1998 was partially offset by a decline in the Company's average borrowing rate in each period.

  Insurance Premium Revenue

     Insurance premium revenue was $371.3 million, $383.9 million and $370.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Insurance premium revenue, which is earned over the coverage term, decreased $12.6 million (3.3%) in 1999, and increased $13.8 million (3.7%) in 1998 and $15.3 million (4.3%) in 1997. The insurance operation is engaged in underwriting credit-related and other specialized insurance products for finance customers. Therefore, insurance sales, and resulting revenue, are largely dependent on business activities and volume.

  Investment and Other Income

     Investment and other income is derived from income on notes due from related parties, gains and losses on the Company's investments in debt and equity securities, fee-based services, such as employee relocation services, emergency roadside assistance and auto club services, servicing related income and from royalty, guarantee and service fees the Company receives from its foreign affiliates. Investment and other income for the years ended December 31, 1999, 1998 and 1997 was $1,246.3 million, $931.4 million and $352.5 million, respectively. The increase in investment and other income in 1999 compared to 1998 was principally due to an increase in income on notes receivable from related parties and servicing fees and a $30 million net gain recorded on the home equity securitization and sales transactions described in Note 6 to the consolidated financial statements. The increase in 1998 compared to 1997 was principally due to increased earnings on notes receivable from related parties.

  Operating Expenses

     Operating expenses, which do not include interest expense, were as follows (dollars in millions):

                               OPERATING EXPENSES

                                                YEAR ENDED DECEMBER 31
                                ------------------------------------------------------
                                      1999               1998               1997
                                ----------------   ----------------   ----------------
                                 AMOUNT    % ANR    AMOUNT    % ANR    AMOUNT    % ANR
                                --------   -----   --------   -----   --------   -----
Salaries and Benefits.........  $  986.7   1.99%   $  919.5   2.02%   $  961.0   2.11%
Data Processing...............     160.2   0.32       141.0   0.31       145.1   0.32
Occupancy.....................     128.2   0.26       113.5   0.24       111.8   0.24
Other.........................     493.7   0.99       489.4   1.08       624.6   1.37
                                --------   ----    --------   ----    --------   ----
          Total...............  $1,768.8   3.56%   $1,663.4   3.65%   $1,842.5   4.04%
                                ========   ====    ========   ====    ========   ====
Efficiency Ratio..............             39.9%              40.1%              41.3%
                                           ====               ====               ====

     Operating expense, on a dollar basis, decreased in 1998 compared to 1997 primarily due to the $5.2 billion sale of the Company's participation interest in First Capital's U.S. bankcard credit card receivables. The operating expense, on a dollar basis, increased in 1999 compared to 1998, primarily as a result of the increase in outstanding receivables and additional intangible amortization expense from the Avco acquisition. This was somewhat offset by the sale of $1.7 billion of the Company's participation in First Capital private label credit card receivables in 1999.

     As a percentage of average net receivables ("ANR"), total operating expenses decreased from 1997 to 1999, primarily as a result of the previously mentioned reduction in the Company's private label credit card receivable portfolio participation. Credit card receivable portfolios typically have higher operating expense levels than most of the Company's other receivable portfolios.

     In addition, the Company's total operating efficiency, as measured by the ratio of total operating expenses to revenues net of interest expense and insurance benefits paid or provided (the "Efficiency Ratio") remained consistent from 1998 to 1999 and improved from 1997 to 1998.

  Allowance for Losses, Losses and Asset Quality

     The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolio. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of the present loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is evaluated on an aggregate basis considering, among other things, the relationship of the allowance to net finance receivables and historical net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, the Company's policy provides for charge-off of various types of accounts on a contractual basis. Consumer direct and other installment and credit card receivables are generally charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are generally charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually delinquent for one year. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Finance charge accruals are generally suspended on accounts when they become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. Recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected. At December 31, 1999 and 1998, net finance receivables on which revenue was not accrued approximated $1.4 billion and $1.1 billion respectively. The interest income that would have been recorded in 1999 and 1998 if these nonaccruing receivables had been current was approximately $38 million and $24 million, respectively.

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

               COMPONENTS OF CHANGES IN THE ALLOWANCE FOR LOSSES

                                                           YEAR ENDED DECEMBER 31
                                                      ---------------------------------
                                                        1999        1998        1997
                                                      ---------   ---------   ---------
Balance at Beginning of Period......................  $ 1,378.9   $ 1,661.9   $ 1,371.4
  Provision for losses..............................      943.2       949.4     1,195.6

  Recoveries on receivables charged off.............      154.4       150.5       190.5
  Losses sustained..................................   (1,062.4)   (1,032.5)   (1,298.3)
                                                      ---------   ---------   ---------
          Net credit loss experience................     (908.0)     (882.0)   (1,107.8)
                                                      ---------   ---------   ---------
  Reserves of receivables sold(1)...................     (153.4)     (359.4)         --
  Reserves of acquired businesses and other.........      147.7         9.0       202.7
                                                      ---------   ---------   ---------
Balance at End of Period............................  $ 1,408.4   $ 1,378.9   $ 1,661.9
                                                      =========   =========   =========
Allowance for Losses to Net Finance Receivables.....       2.83%       3.00%       3.47%
Loss Coverage Ratio(2)..............................       1.61x       1.76x       1.50x

---------------
(1) The reserves related to receivables sold during 1997 were not significant.

(2) Calculated as a ratio of the allowance for losses to related trailing or annualized net credit losses on receivables owned at the end of the period (as adjusted to exclude net credit losses related to securitized receivables and to reflect the impact of significant acquisitions).

     The allowance for losses as a percent of net finance receivables declined from 1997. The decline in 1999 and 1998 is principally due to the 1999 sale of approximately $1.7 billion of private label credit card receivables and the 1998 sale of approximately $5.2 billion of U.S. bankcard credit card receivables. These sales caused a shift in product mix towards more secured portfolios. Secured portfolios generally have lower losses and therefore lower allowance requirements than unsecured portfolios. Management believes the allowance for losses at December 31, 1999 is sufficient to provide adequate protection against losses in its portfolios. Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1999 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

     The Company's provision for losses declined to $943.2 million for the year ended December 31, 1999 from $949.4 million and $1.2 billion for the years ended December 31, 1998 and 1997, respectively. This decline was primarily due to a decrease in the Company's total net credit losses as a percentage of average net finance receivables ("Loss Ratio") to 1.83% at December 31, 1999 from 1.94% and 2.43% at December 31, 1998 and 1997, respectively. A shift in product mix towards more secured portfolios was the primary cause of the lower Loss Ratio as secured portfolios generally have lower loss rates than unsecured portfolios.

     The Company's 60+ days contractual delinquency and net credit losses as a percentage of average net finance receivables ("ANR") for each of these years are set forth in the following table (dollars in millions):

                 CONTRACTUAL DELINQUENCY AND NET CREDIT LOSSES

                                                          YEAR ENDED OR AT DECEMBER 31
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
60+ Days Contractual Delinquency
  Consumer finance products............................      4.02%      3.30%      3.06%
  Commercial finance products..........................      1.20       1.06       1.04
          Total........................................      2.86%      2.41%      2.35%
          Total dollars delinquent.....................  $1,537.6   $1,195.6   $1,211.0
Net Credit Losses to ANR
  Consumer finance products............................      2.63%      2.85%      3.45%
  Commercial finance products..........................      0.50       0.34       0.27
          Total........................................      1.83%      1.94%      2.43%
          Total dollars................................  $  908.0   $  882.0   $1,107.8

     The increase in consumer delinquency levels from 1997 to 1999 is primarily due to higher delinquencies levels in the home equity portfolio.

     The decrease in net credit loss rates in 1999 and 1998 reflects the shift in product mix towards more secured portfolios caused by the aforementioned credit card sale in the second quarter of 1998. Secured portfolios typically have lower loss rates than unsecured portfolios. Commercial delinquency and net credit loss levels increased in 1999 and 1998 primarily due to higher losses in the truck and truck trailer receivables portfolios.

  Insurance Benefits Paid or Provided

     Insurance benefits paid or provided were $148.4 million in 1999, $144.0 million in 1998 and $142.1 million in 1997. Benefits paid or provided are influenced by the amount of insurance in force, underwriting standards, loss experience, term of coverage and product mix.

  Provision for Income Taxes

     The Company's provision for income taxes and effective tax rates were as follows (dollars in millions):

                           PROVISION FOR INCOME TAXES

                                                         YEAR ENDED DECEMBER 31
                                      ------------------------------------------------------------
                                             1999                 1998                 1997
                                      ------------------   ------------------   ------------------
                                               EFFECTIVE            EFFECTIVE            EFFECTIVE
                                      AMOUNT   TAX RATE    AMOUNT   TAX RATE    AMOUNT   TAX RATE
                                      ------   ---------   ------   ---------   ------   ---------
U.S. statutory rate.................  $602.1     35.0%     $538.0     35.0%     $497.0     35.0%
  State income taxes................    25.6      1.5        20.7      1.4        22.3      1.6
  Non-deductible goodwill...........     6.9      0.4         6.1      0.4         6.0      0.4
  Other.............................   (18.7)    (1.1)       (1.8)    (0.2)       (3.3)    (0.2)
                                      ------     ----      ------     ----      ------     ----
Provision for income taxes..........  $615.9     35.8%     $563.0     36.6%     $522.0     36.8%
                                      ======     ====      ======     ====      ======     ====

     The decline in the effective tax rate in 1999 compared to 1998 and 1997 is primarily due to an increase in tax exempt investment income.

FINANCIAL CONDITION

  Net Finance Receivables

     The net changes in net finance receivables in 1999 and 1998 were as follows:

                       CHANGE IN NET FINANCE RECEIVABLES

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Net finance receivables.....................................  $49,766.7   $46,038.5
  Increase (decrease).......................................    3,728.2    (1,816.0)
  % change..................................................        8.1%       (3.8)%

     The increase in net finance receivables in 1999 compared to 1998 was primarily due to the acquisition of Avco Financial Services, Inc. in January 1999 as well as internal growth. The increase was offset somewhat by the sales of approximately $1.7 billion in private label credit card receivables and 128 Avco branches, comprising approximately $520 million in net finance receivables. See Notes 3 and 6 to the consolidated financial statement for more information on these transactions.

  Debt

     Total outstanding debt was $49.5 billion and $51.0 billion at December 31, 1999 and 1998, respectively. Such amounts of debt reflect a decrease of $1.5 billion (3.0%) in 1999. The decrease in 1999 was primarily a result of a reduction in the level of funding provided to the Company's affiliates and the fourth quarter 1999 home equity portfolio securitization. At December 31, 1999 and 1998, short-term debt, including the current portion of long-term debt, as a percent of total debt was 43% and 49%, respectively. The current portion of long-term debt at December 31, 1999 and 1998 was $6.7 billion and $6.6 billion, respectively.

  Stockholders' Equity

     Stockholders' equity increased to $9.3 billion in 1999 from $6.8 billion in 1998. On December 31, 1999, First Capital contributed AWCC to the Company in a transaction that was accounted for in a manner similar to a pooling of interests. Accordingly, the consolidated statement of changes in stockholders' equity has been restated in prior years to reflect the transaction as if it occurred on the earliest date presented. In each year, the increase was principally the result of net earnings during the period and a $1.9 billion capital contribution of certain Avco domestic assets in 1999 (see Note 3 to the consolidated financial statements) partially offset by dividends. Stockholders' equity was also adjusted in 1999 and 1998 by net unrealized losses of $59.5 million and $14.5 million, respectively, related to investments in available-for-sale securities, and by unrealized gains of $41.8 million and $9.4 million in 1999 and 1998, respectively, related to foreign exchange adjustments.

LIQUIDITY/CAPITAL RESOURCES

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital and interest rate risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

     The Company's principal sources of cash are proceeds from the issuance of short-term and long-term debt and cash provided from the Company's operations and asset securitizations. While First Capital has made periodic capital contributions to the Company in the past, no assurance can be made with respect to future capital contributions by First Capital to the Company. Nevertheless, management believes that the Company has available sufficient liquidity, from a combination of cash provided from operations, external borrowings and asset securitizations to support its operations.

     A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manage its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's operations are principally funded through domestic and international borrowings and asset securitizations.

     At December 31, 1999, the Company had short and long-term debt outstanding of $14.7 billion and $34.8 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company in the United States and abroad. During the years ended 1999 and 1998, the Company raised debt aggregating $8.7 billion and $11.8 billion, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net commercial paper program. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At December 31, 1999, these credit facilities were allocated to provide 75% coverage of the Company's recurring commercial paper borrowings. In addition, the Company has access to other sources of liquidity such as asset securitizations. Up to this point, the Company's securitization transactions have been limited to the home equity asset class.

     The Company has entered into various support agreements on behalf of its foreign affiliates. Under these support agreements, the Company has either guaranteed specific issues such as an affiliates' debt or agreed to supervise operations in a responsible manner and to provide additional support on the lender's reasonable request. See Notes 2, 16 and 17 to the Company's consolidated financial statements for a further description of these borrowings and currency hedging activities.

     The Company has entered into agreements with certain debt and asset backed security holders which may require the Company to purchase such securities. See Notes 12 and 16 to the consolidated financial statements. Management believes it has sufficient liquidity to support these requirements.

YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue.

     The Company had a company-wide initiative that addressed the Year 2000 Compliance issue. A team of technology professionals began addressing the Year 2000 Compliance issue in 1995. Since then, all significant third party and internal applications that required modification to ensure Year 2000 Compliance have been identified and addressed.

     The transition from 1999 to 2000 was closely monitored to assure any unforeseen problems were quickly resolved. No significant Year 2000 Compliance related problems were identified. The Company will continue monitoring through the first quarter of 2000 to assure any problem that may occur is quickly identified and resolved.

     There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. In addition, there are many risks associated with the Year 2000 Compliance issue, including but not limited to the possible failure of the Company's computer and information technology systems. Any such failure could have a material adverse affect on the Company including the inability to properly bill and collect payments from customers and errors or omissions in accounting and financial data. In addition, the Company is exposed to the inability of third parties to perform as a result of Year 2000 Compliance. Any such failure by a third party bank, regulatory agency, group of investors, securities exchange or clearing agency, software product or service provider, utility or other entity may have a material adverse financial or operational effect on the Company. The Company has not yet experienced any such failure.

     From the inception of the Year 2000 readiness project through December 31, 1999 the Company incurred and expensed approximately $27 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. The Company expects that it will incur additional future incremental costs related to the project of approximately $2 million. These incremental costs do not include existing resources allocated to the project effort. The Company's Year 2000 project is expected to continue through March 2000. The first quarter of the Year 2000 effort is specifically designed to monitor all Year 2000 transition activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Generally, changes in the fair value of derivatives must be recognized in income when they occur, except when the derivative qualifies as a hedge in accordance with the standard. This statement will be effective for the Company for the 2001 fiscal year. The Financial Accounting Standards Board is considering amending SFAS 133, as a result, the Company has not yet determined the impact SFAS 133 and any related amendment will have on its earnings or financial position. The Company has been proactive in evaluating various strategies which management believes will qualify for hedge accounting treatment under SFAS 133.

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

     - Increase in contractual delinquencies, non-performing loans and credit losses.

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

     - Adverse publicity and news coverage about the Company or about any of its products or services.

     - Adverse results in litigation matters and government proceedings involving the Company.

     - General economic and inflationary conditions affecting consumer debt levels and credit losses and overall increases in the cost of doing business.

     - Changes in social and economic conditions such as increasing consumer bankruptcies, inflation, monetary, and foreign currency exchange rate fluctuations and changes in tax rates or tax laws.

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

     - Natural events and acts of God such as earthquakes, fires or floods affecting the Company's branches and other operating facilities.

     - The Company's ability and the ability of third parties with whom the Company has relationships to ensure that systems are year 2000 compliant.

     - The Company's ability to integrate the operations of acquisitions into its operations and to efficiently exit selected operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The Company is exposed to a variety of market risks, including the effects of movements in interest rates and foreign currency. Interest rate and foreign exchange rate exposures are monitored and managed by the Company as an integral part of its overall risk management program. The principal goal of this program is to reduce the potential impact of interest rate and foreign exchange exposures on the Company's financial position and operating performance. The Company utilizes derivative instruments, including foreign currency swaps as well as interest rate swap and treasury lock agreements, as part of its overall risk management program. See Notes 2 and 17 of the consolidated financial statements for a further discussion of the Company's use of derivative financial instruments. The Company also believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of long-term interest rate movements.

  Interest Rate Risk

     Interest rate risk is measured and controlled through the use of static gap analysis and financial forecasting, both of which incorporate assumptions about future events. The Company's gap position is defined as the sum of floating rate asset balances and scheduled principal payments on fixed rate assets, less the sum of floating rate liability balances and scheduled principal payments on fixed rate liabilities. The Company measures its gap position at various time horizons, ranging from three months to five years and includes off-balance sheet income exposures in this measurement. At December 31, 1999, 1998 and 1997 the one-year gap was a positive 11%, 9%, and 8%, respectively. A positive one-year gap indicates that a greater percentage of assets than liabilities will reprice within a one-year time frame.

     The Company also uses a simulation model to evaluate the impact on earnings under a variety of scenarios. These scenarios may include a change in the absolute level of interest rates, prepayments, interest rate spread relationships, loan rates and floors, state and national usury ceilings, and changes in the volumes and rates of various asset and liability categories. For an immediate 1% increase in rates, projected annual after-tax earnings on assets would have increased by approximately 2%, 2%, and less than 1% at December 31, 1999, 1998, and 1997 respectively. An immediate 1% rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not currently represent the Company's view of future market developments.

     For purposes of the United States Securities and Exchange Commission disclosure requirements, the Company has also performed an enterprise-wide value at risk ("VAR") analysis of the Company's on and off-balance sheet financial assets and liabilities and their exposure to changes in interest rates. The VAR was calculated using an historical simulation risk model to calculate changes in earnings due to changes in interest rates on all significant on- and off-balance sheet exposures on a managed basis. The simulation generates monthly interest rate scenarios over a forecast horizon of 12 months. The VAR analysis calculates the potential after-tax earnings at risk associated from changes in interest rates, with a 95% confidence level (as required under applicable United States Securities and Exchange Commission rules) over this forward 12-month period. The model assumes interest rates are normally distributed and draws volatilities from various market sources. At December 31, 1999, 1998, and 1997 interest rate movements would affect annual after-tax earnings by approximately $8 million, $10 million and $10 million, respectively, as calculated under the VAR methodology. This interest rate VAR averaged $10 million in 1999 and $15 million in 1998.

  Foreign Currency Risk

     Following the AWCC contribution described in Note 1 to the consolidated financial statements, the Company is exposed to foreign currency risk from changes in the value of underlying assets and liabilities of its non-United States Dollar denominated foreign investments. The Company has employed a variety of risk management tools such as borrowing and lending in local currencies and converting offshore funding to U.S. Dollars. The Company has also performed a VAR analysis on the Company's exposure to changes in foreign currency exchange rates. The VAR is calculated using an historical simulation model to calculate changes in earnings from foreign currency risk on all significant on and off-balance sheet exposures. The simulation generates foreign currency exchange rate scenarios and volatilities over a 12-month horizon and calculates the potential after-tax earnings at risk associated with foreign currency fluctuations, with a 95% confidence level (as required under applicable United States Securities and Exchange Commission rules). The model assumes currency prices are normally distributed and draws volatility and cross currency correlation data from JP Morgan Risk Metrics(TM) for the Company's only material currency exposure, the Japanese Yen. At December 31, 1999 and 1998 currency volatility would affect annual after-tax earnings by approximately $39 million and $28 million, respectively, as calculated under the VAR methodology. This currency rate VAR averaged $25 million in 1999 and $19 million in 1998. There was no significant foreign currency risk in 1997 due to limited foreign currency transactions.

     The Company utilizes a wide variety of risk management methods, including those discussed above, and believes that no single risk model provides a reliable method of monitoring and controlling risk. While these models are sophisticated, the quantitative risk information generated is limited by the model parameters. Therefore, such models do not substitute for the experience or judgment of management to adjust positions and revise strategies as deemed necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Associates Corporation of North America

     We have audited the accompanying consolidated balance sheets of Associates Corporation of North America (a wholly-owned subsidiary of Associates First Capital Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associates Corporation of North America and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ERNST & YOUNG LLP

Dallas, Texas
February 4, 2000

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUE
  Finance charges...........................................  $5,911.2   $5,841.5   $6,428.5
  Insurance premiums........................................     371.3      383.9      370.1
  Investment and other income...............................   1,246.3      931.4      352.5
                                                              --------   --------   --------
                                                               7,528.8    7,156.8    7,151.1
EXPENSES
  Interest expense..........................................   2,948.0    2,862.8    2,550.8
  Operating expenses........................................   1,768.8    1,663.4    1,842.5
  Provision for losses on finance receivables...............     943.2      949.4    1,195.6
  Insurance benefits paid or provided.......................     148.4      144.0      142.1
                                                              --------   --------   --------
                                                               5,808.4    5,619.6    5,731.0
                                                              --------   --------   --------
EARNINGS BEFORE PROVISION FOR INCOME TAXES..................   1,720.4    1,537.2    1,420.1
PROVISION FOR INCOME TAXES..................................     615.9      563.0      522.0
                                                              --------   --------   --------
NET EARNINGS................................................  $1,104.5   $  974.2   $  898.1
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS...................................  $   333.3   $ 2,720.4
INVESTMENTS IN DEBT AND EQUITY SECURITIES...................    2,666.9     1,865.9
FINANCE RECEIVABLES, net of unearned finance income,
  allowance for credit losses and insurance policy and
  claims reserves...........................................   47,517.5    43,895.8
NOTES RECEIVABLE FROM RELATED PARTIES.......................    5,975.4     9,564.8
OTHER ASSETS................................................    3,687.0     1,652.7
                                                              ---------   ---------
          Total assets......................................  $60,180.1   $59,699.6
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
NOTES PAYABLE
  Commercial Paper..........................................  $13,672.9   $17,157.2
  Bank Loans................................................      990.7     1,070.7
ACCOUNTS PAYABLE AND ACCRUALS...............................    1,398.9     1,851.1
LONG-TERM DEBT
  Senior Notes..............................................   34,413.1    32,380.2
  Subordinated and Capital Notes............................      425.2       425.3
                                                              ---------   ---------
                                                               34,838.3    32,805.5
STOCKHOLDERS' EQUITY
  Class B Common Stock, $100 par value, 2,000,000 shares
     authorized, 1,000,000 shares issued and outstanding....      100.0       100.0
  Common Stock, no par value, 5,000 shares authorized, 260
     shares issued and outstanding, at stated value.........       47.0        47.0
  Paid-in Capital...........................................    3,587.1     1,701.3
  Retained Earnings.........................................    5,563.6     4,967.5
  Accumulated Other Comprehensive Loss......................      (18.4)       (0.7)
                                                              ---------   ---------
          Total stockholders' equity........................    9,279.3     6,815.1
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $60,180.1   $59,699.6
                                                              =========   =========

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)


                                                                            ACCUMULATED
                                                                               OTHER
                                                                           COMPREHENSIVE       TOTAL
                                            COMMON   PAID-IN    RETAINED      INCOME       STOCKHOLDERS'
                                            STOCK    CAPITAL    EARNINGS      (LOSS)          EQUITY
                                            ------   --------   --------   -------------   -------------
DECEMBER 31, 1996.........................  $147.0   $1,646.2   $3,325.2      $ (0.4)        $5,118.0
  Comprehensive income
     Net earnings.........................                         898.1                        898.1
     Other comprehensive income, net of
       tax................................                                       4.8              4.8
                                                                --------      ------         --------
          Total comprehensive income......                         898.1         4.8            902.9
  Contributions from Parent...............               55.1                                    55.1
                                            ------   --------   --------      ------         --------
DECEMBER 31, 1997.........................  147.0     1,701.3    4,223.3         4.4          6,076.0
  Comprehensive income
     Net earnings.........................                         974.2                        974.2
     Other comprehensive loss, net of
       tax................................                                      (5.1)            (5.1)
                                                                --------      ------         --------
          Total comprehensive income......                         974.2        (5.1)           969.1
  Cash dividends on common stock..........                        (230.0)                      (230.0)
                                            ------   --------   --------      ------         --------
DECEMBER 31, 1998.........................  147.0     1,701.3    4,967.5        (0.7)         6,815.1
  Comprehensive income
     Net earnings.........................                       1,104.5                      1,104.5
     Other comprehensive loss, net of
       tax................................                                     (17.7)           (17.7)
                                                                --------      ------         --------
          Total comprehensive income......                       1,104.5       (17.7)         1,086.8
  Contribution from parent................            1,885.8                                 1,885.8
  Cash dividends on common stock..........                        (508.4)                      (508.4)
                                            ------   --------   --------      ------         --------
DECEMBER 31, 1999.........................  $147.0   $3,587.1   $5,563.6      $(18.4)        $9,279.3
                                            ======   ========   ========      ======         ========

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Cash Flows from Operating Activities
  Net earnings...........................................  $  1,104.5   $    974.2   $    898.1
  Adjustments to reconcile net earnings for non-cash and
     other operating activities:
       Provision for losses on finance receivables.......       943.2        949.4      1,195.6
       Depreciation and amortization.....................       258.5        239.2        268.2
       Increase in insurance policy and claims
          reserves.......................................        77.0          1.3         69.4
       Deferred income taxes.............................        51.1         60.2         17.5
       Purchases of trading securities available for
          sale, net......................................          --           --       (117.7)
       (Decrease) increase in accounts payable and
          accruals.......................................      (632.8)       836.2       (102.6)
       Net gain on sale of assets and other..............       (36.5)        (3.6)        (3.1)
                                                           ----------   ----------   ----------
          Net cash provided from operating activities....     1,765.0      3,056.9      2,225.4
                                                           ----------   ----------   ----------
Cash Flows from Investing Activities
  Finance receivables originated or purchased............   (43,540.6)   (39,433.0)   (42,796.6)
  Finance receivables liquidated.........................    39,615.0     39,652.8     35,890.9
  Finance receivables sold...............................     2,610.2        234.9           --
  Purchases of available-for-sale securities.............    (1,042.8)    (2,246.9)      (253.3)
  Sales and maturities of available-for-sale
     securities..........................................       601.5      1,514.2        271.9
  Increase in notes receivable from related parties and
     other assets........................................      (397.3)    (7,644.2)    (2,091.5)
                                                           ----------   ----------   ----------
          Net cash used for investing activities.........    (2,154.0)    (7,922.2)    (8,978.6)
                                                           ----------   ----------   ----------
Cash Flows from Financing Activities
  Issuance of long-term debt.............................     8,672.8     11,760.7      7,366.7
  Retirement of long-term debt...........................    (6,640.0)    (4,190.5)    (3,085.5)
  (Decrease) increase in notes payable...................    (3,564.3)      (158.7)     2,485.0
  Cash dividends.........................................      (508.4)      (230.0)          --
  Cash contributions from parent.........................          --           --          3.4
                                                           ----------   ----------   ----------
          Net cash (used for) provided from financing
            activities...................................    (2,039.9)     7,181.5      6,769.6
                                                           ----------   ----------   ----------
Effect of foreign currency translation adjustment on
  cash...................................................        41.8          9.4           --
                                                           ----------   ----------   ----------
(Decrease) increase in cash and cash equivalents.........    (2,387.1)     2,325.6         16.4
Cash and cash equivalents at beginning of year...........     2,720.4        394.8        378.4
                                                           ----------   ----------   ----------
Cash and cash equivalents at end of year.................  $    333.3   $  2,720.4   $    394.8
                                                           ==========   ==========   ==========
Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
     Interest............................................  $  2,968.3   $  2,895.5   $  2,512.2
     Income taxes........................................       580.6        484.1        558.2
  Noncash investing activities:
     Contribution of Associates World Capital
       Corporation.......................................       268.3           --           --
     Contribution and purchase of Avco Financial
       Services, Inc. assets.............................     6,153.1           --           --
     Sale of finance receivables participation interests
       to First Capital..................................     1,732.6      5,196.7           --

                See notes to consolidated financial statements.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     Associates Corporation of North America ("Associates" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary and the principal U.S.-based operating unit of Associates First Capital Corporation ("First Capital"). The Company is a leading diversified financial services organization providing finance, leasing, insurance and related services to individual consumers and businesses in the United States and Puerto Rico. All of the outstanding common stock of Associates is owned by First Capital. All shares of Class B common stock are owned by Associates International Holding Corporation, a wholly-owned subsidiary of First Capital. Class B common stock is redeemable only at the option of the issuer.

     From October 31, 1989 to April 7, 1998, First Capital was a subsidiary of Ford FSG, Inc. and an indirect-owned subsidiary of Ford Motor Company ("Ford"). On May 8, 1996, First Capital made an initial public offering (the "offering") of 67 million shares of its Class A Common Stock representing a 19.3% interest in First Capital. On April 7, 1998, Ford completed a spin-off (the "Spin-Off") of its 80.7% interest in First Capital in the form of a tax-free distribution of its First Capital Class A Common Stock to Ford common and Class B stockholders. Immediately prior to, and in connection with the Spin-Off, all of the issued and outstanding shares of the Company's Class B Common Stock were converted at par value to an equal number of shares of First Capital's Class A Common Stock. Effective with this distribution, First Capital was no longer a subsidiary of Ford and became a fully independent company.

     On December 31, 1999, First Capital contributed its wholly-owned subsidiary, Associates World Capital Corporation ("AWCC"), to the Company. The net assets of AWCC were $268 million on the date of the contribution. AWCC, through its principal operating subsidiary Associates First Capital B.V., issues unsecured debt which is used to fund certain international consumer and commercial finance operations of First Capital. AWCC also has a participation interest in the earnings of an affiliate. The consolidated financial statements of the Company have been restated to reflect the results of this contribution in a manner similar to a pooling of interests. Upon consummation of the contribution, these consolidated financial statements became the historical consolidated financial statements of the Company. AWCC's contribution to the Company increased revenues by $253.8 million and $57.5 million in 1999 and 1998, respectively, and increased net income by $110.0 million and $22.2 million in 1999 and 1998, respectively. The contribution had no effect on revenues and decreased net income by $4.5 million in 1997.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies:

  Basis of Presentation and Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany balances and transactions. Certain prior-period amounts have been reclassified to conform to the current period presentation.

     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.

  Revenue Recognition

     Finance charges on receivables are recognized as revenue using the interest (actuarial) method. Premiums and discounts on purchased receivables are considered as yield adjustments. The unamortized balance is included in finance receivables and the associated amortization is included in finance charge revenue. Finance charge accruals are generally suspended on accounts when they become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. At

                    ASSOCIATES CORPORATION OF NORTH AMERICA

December 31, 1999 and 1998, net finance receivables on which revenue was not accrued approximated $1.4 billion and $1.1 billion, respectively. The interest income that would have been recorded in 1999 and 1998 if these nonaccruing receivables had been current was approximately $38 million and $24 million, respectively.

     Insurance premiums are recorded as unearned premiums when collected or when written and are subsequently amortized into income based on the nature and term of the underlying insurance contracts. The methods of amortization used are pro rata, sum-of-the-years-digits and a combination thereof.

     Gains or losses on sales of securities classified as available-for-sale are included in investment and other income when realized. Unrealized gains or losses on securities classified as available-for-sale are reported, net of tax, as a component of accumulated other comprehensive income. Realized and unrealized gains or losses on trading securities (principally preferred stock) are included in investment and other income as incurred. The cost basis of securities sold is determined by the first-in, first-out method.

 Advertising Costs

     Advertising costs are expensed as incurred. The advertising costs for 1999, 1998 and 1997 were $72.6 million, $95.2 million and $124.4 million, respectively.

  Receivables Sold with Servicing Retained

     The Company periodically securitizes certain pools of receivables in both public and private markets and accounts for such transactions in accordance with Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under SFAS 125, a sale is recognized when control over the receivables is relinquished. In applying SFAS 125, the Company recognizes the resulting gains at the time of initial sale. Initial gains on securitization transactions as well as the income earned on securitization related securities retained by the Company, including the recognition of the yield on such securities are recorded in the consolidated statement of earnings as investment and other income.

     Initial gains on securitization transactions represent the difference between the net proceeds received and the allocated carrying amount of the receivables sold. The allocation of carrying amount is based on the relative fair value of the individual financial components sold and retained pursuant to the transaction. The financial components typically consist of such items as the interests sold, retained senior securities, retained subordinated securities, retained interest only strips and retained servicing rights. No servicing asset or liability has been recorded related to the securitization transactions because the Company earns service fees at rates which approximate adequate compensation.

     Senior securities are typically valued at par while subordinated securities are typically valued at a discount using an estimated market discount rate and cash flow estimates which consider the effects prepayments and losses will have on the timing of the subordinated interest cash flows. The fair value of interest only strips represents the present value of future excess cash flows, using the "cash-out" method. Such future cash flows are estimated using valuation assumptions appropriate for the type of receivable and transaction structure. The resulting estimated cash flows represent the difference between the finance charge and fee income received from the obligors on the finance receivables and the sum of the interest paid to the investors in the asset-backed securities, credit losses, servicing fees and other expenses. Significant valuation assumptions relate to the average lives of the receivables sold, including the anticipated prepayment speeds and the anticipated credit losses, as well as the appropriate market discount rate.

     The securitization related securities are accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not recover all of its recorded investment, the assets are classified as available-for-sale investments and measured at fair value. Any

                    ASSOCIATES CORPORATION OF NORTH AMERICA
unrealized holdings gains or losses are reported, net of income tax effects, as a component of accumulated other comprehensive income in the consolidated balance sheet until realized. On a quarterly basis, the Company assesses the carrying value of its securitization related securities for impairment. If a decline in fair value is deemed other than temporary, the securities are adjusted to their fair value through a charge to operations.

     There can be no assurance that the Company's estimates used to determine the fair value of the securitization related securities, including those used to determine the related gains, will remain appropriate for the life of each securitization.

  Finance Receivables

     Receivable origination and commitment fees and loan origination costs generally are deferred and amortized as a component of finance charges over the life of the related receivable. Receivables which are expected to be securitized and sold are included in other assets as receivables held for sale and recorded at the lower of cost or market. The aggregate method is used in determining the lower of cost or market of receivables held for sale. Finance receivables include the Company's share of aggregate rentals on lease financing transactions and residual values, net of related unearned income. Lease financing transactions are principally direct financing leases. Unearned income is amortized under a method which substantially results in an approximately level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in finance income.

  Allowance for Losses on Finance Receivables

     The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of the present loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is evaluated on an aggregate basis considering, among other things, the relationship of the allowance to net finance receivables and historical net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables. An analysis of changes in the allowance for losses is contained in Note 7 to the consolidated financial statements.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, the Company's policy provides for charge-off of various types of accounts on a contractual basis. Consumer direct and other installment and credit card receivables are generally charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are generally charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually delinquent for one year. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

     Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1999 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

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

  Intangible Assets

     Amounts of goodwill relating to acquisitions are being amortized by the straight-line method over periods not exceeding forty years. Other intangible assets, which are made up primarily of customer lists, operating agreements and trademarks are amortized using the straight-line method over the assets' estimated useful lives ranging from five to twenty years. The carrying value of goodwill and the other intangible assets is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill or the other intangible assets will not be recoverable, as determined based on undiscounted cash flows, the carrying value of the goodwill or the other intangible asset is reduced by the estimated short-fall of discounted cash flows.

  Foreign Currency

     Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related balance sheet translation adjustments are reflected in the stockholders' equity section of the consolidated balance sheet while the impact of foreign currency changes on income and expense items are included in earnings.

  Income Taxes

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using statutory tax rates in effect for the year in which the differences are expected to reverse.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The amounts reported in the consolidated balance sheet approximate fair value.

  Segment Reporting

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Pursuant to the provisions of SFAS 131, no segment disclosures are required because the Company is not managed on a segment basis.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

  Derivative Financial Instruments

     The Company uses derivative financial instruments for the purpose of hedging exposures as part of its risk management program and generally holds all derivatives for purposes other than trading. Deferral (hedge) accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the underlying hedged item. Additionally, the derivative must result in cash flows that are expected to be inversely correlated to those of the underlying hedged item. Such instruments to date have been limited to currency swap, interest rate swap and treasury lock agreements and treasury futures and option contracts. See Note 16 to the consolidated financial statements for additional information related to derivative financial instruments.

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

  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Generally, changes in the fair value of derivatives must be recognized in income when they occur, except when the derivative qualifies as a hedge in accordance with the standard. This statement will be effective for the Company for the 2001 fiscal year. The Financial Accounting Standards Board is considering amending SFAS 133, as a result, the Company has not yet determined the impact SFAS 133 and any related amendment will have on its earnings or financial position. The Company has been proactive in evaluating various strategies which management believes will qualify for hedge accounting treatment under SFAS 133.

NOTE 3 -- SIGNIFICANT 1999 TRANSACTIONS

     On January 6, 1999, First Capital purchased the assets and assumed the liabilities of Avco Financial Services, Inc. ("Avco"). During the first quarter of 1999, First Capital transferred the domestic and Puerto Rico consumer finance operations of Avco to the Company. This transfer was in the form of a $1.9 billion capital contribution of certain Avco domestic assets, and the $4.3 billion sale, at book value, of substantially all of Avco's remaining domestic and Puerto Rico net assets to the Company. The sale was financed through a reduction on the Company's outstanding notes receivable from First Capital. Included in these transactions, net of the assets subsequently sold as described below, was approximately $3.6 billion of consumer net finance receivables, $1.5 billion of goodwill and $411 million of other intangible assets.

     In March 1999, the Company sold 128 consumer finance branches, acquired from Avco, for approximately $640 million to Commercial Credit Corporation, a subsidiary of Citigroup, Inc. The operating results of these branches from the date they were transferred to the Company from First Capital (January 31, 1999) through the date of sale were included in investment and other income and were not significant.

     The unaudited pro forma combined revenues and net earnings of the Company were approximately $7.7 billion and $1.0 billion, for the year-ended December 31, 1998. Pro forma results for 1999 are not

                    ASSOCIATES CORPORATION OF NORTH AMERICA
presented as they would not be significantly different than the actual results. These unaudited pro forma results assume that the acquisition occurred at the beginning of each applicable period. Certain adjustments, interest and amortization expenses associated with these purchases are reflected in the pro forma results. This information has been prepared for comparative purposes only, and is based on the historical operating results of these entities prior to their acquisition by the Company and does not include cost savings and other profit enhancement initiatives introduced by the Company that management believes will be reflected in the post-acquisition operating results. As a result, management does not believe that these pro forma results are indicative of the actual results that would have occurred had the acquisitions closed at the beginning of each period.

     Pending Acquisition

     In November 1999, First Capital announced an agreement to acquire Arcadia Financial Ltd. ("Arcadia"). Arcadia is a leading U.S. independent automobile finance company which services over $5 billion in finance receivables. The acquisition is expected to close during the first half of 2000.

     The Company entered into a continuous asset purchase and sale agreement under which the Company purchased from Arcadia approximately $500 million of retail installment sales contracts in November and December 1999. In the event of a termination of the merger agreement between First Capital and Arcadia, approximately $200 million of these receivables may be repurchased by Arcadia. Additionally, the Company purchased approximately $350 million of retail installment sales contracts in January, February and March 2000.

NOTE 4 -- COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, on January 1, 1998. SFAS 130 requires the reporting of all items which are required to be recognized under generally accepted accounting standards as components of comprehensive income
(loss) in the financial statements. Accordingly, total comprehensive income
(loss) for the years ended 1999, 1998 and 1997 is reported in the Company's consolidated statement of changes in stockholders' equity. Total accumulated other comprehensive income (loss) is reported in the Company's consolidated balance sheet. The components of accumulated other comprehensive income (loss), net of tax, are as follows (in millions):

                                                                    DECEMBER 31
                                                              -----------------------
                                                               1999     1998    1997
                                                              ------   ------   -----
Foreign currency translation adjustments....................  $ 51.2   $  9.4   $  --
Net unrealized (loss) gain on available-for-sale
  securities................................................   (69.6)   (10.1)    4.4
                                                              ------   ------   -----
  Accumulated other comprehensive income (loss).............  $(18.4)  $ (0.7)  $ 4.4
                                                              ======   ======   =====

     The components of other comprehensive income (loss) are as follows:

                                                          YEAR ENDED DECEMBER 31, 1999
                                                       -----------------------------------
                                                                       TAX
                                                       BEFORE TAX   (EXPENSE)   NET-OF-TAX
                                                         AMOUNT      BENEFIT      AMOUNT
                                                       ----------   ---------   ----------
Foreign currency translation adjustments.............    $ 65.1      $(23.3)      $ 41.8
Unrealized losses on available-for-sale securities:
  Unrealized holding losses arising during the
     period..........................................     (95.9)       34.3        (61.6)
  Less: reclassification for gains realized in net
     income..........................................       3.3        (1.2)         2.1
                                                         ------      ------       ------
          Net unrealized losses......................     (92.6)       33.1        (59.5)
                                                         ------      ------       ------
  Other comprehensive income (loss)..................    $(27.5)     $  9.8       $(17.7)
                                                         ======      ======       ======

                    ASSOCIATES CORPORATION OF NORTH AMERICA

                                                          YEAR ENDED DECEMBER 31, 1998
                                                       -----------------------------------
                                                                       TAX
                                                       BEFORE TAX   (EXPENSE)   NET-OF-TAX
                                                         AMOUNT      BENEFIT      AMOUNT
                                                       ----------   ---------   ----------
Foreign currency translation adjustments.............    $ 14.8      $ (5.4)      $  9.4
Unrealized losses on available-for-sale securities:
  Unrealized holding losses arising during the
     period..........................................     (29.4)       10.8        (18.6)
  Less: reclassification for gains realized in net
     income..........................................       6.5        (2.4)         4.1
                                                         ------      ------       ------
          Net unrealized losses......................     (22.9)        8.4        (14.5)
                                                         ------      ------       ------
  Other comprehensive income (loss)..................    $ (8.1)     $  3.0       $ (5.1)
                                                         ======      ======       ======

NOTE 5 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES

  Available-for-Sale Securities

     Available-for-sale securities consist of retained securitization interests (as described in Note 2), bonds, notes and preferred stock and other equity securities. The Company invests in these securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these securities as available-for-sale securities and adjusts their recorded value to market.

     During 1999 and 1998, gross realized gains and losses on sales amounted to $54.9 million and $15.6 million, and $26.0 million and $2.4 million, respectively. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

     The following tables set forth, by type of available-for-sale security issuer, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated market value at December 31, 1999 and 1998 (in millions):

                                                                   1999
                                              -----------------------------------------------
                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   ESTIMATED
                                              AMORTIZED    HOLDING      HOLDING      MARKET
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
Retained securitization interests...........  $  454.5      $  --       $    --     $  454.5
Preferred stock.............................     708.3       13.5         (93.6)       628.2
Municipal bonds.............................     249.9        3.0          (4.0)       248.9
Other.......................................      36.7         --            --         36.7
Insurance subsidiaries
  Mortgage-backed...........................     370.7        0.1         (11.5)       359.3
  Municipal obligations.....................     208.1         --         (16.1)       192.0
  Corporate obligations.....................     307.7         --          (7.1)       300.6
  Preferred stock...........................     125.5        0.1         (11.7)       113.9
  U.S. Government obligations...............     184.4         --          (7.4)       177.0
  Other.....................................     133.6         --          (4.6)       129.0
                                              --------      -----       -------     --------
          Total available-for-sale
            securities......................  $2,779.4      $16.7       $(156.0)    $2,640.1
                                              ========      =====       =======     ========

                    ASSOCIATES CORPORATION OF NORTH AMERICA

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
                                              ========      =====        ======     ========

     The amortized cost and estimated market value of available-for-sale securities at December 31, 1999 by contractual maturity are shown below (in millions):

                                                                      1999
                                                              ---------------------
                                                                          ESTIMATED
                                                              AMORTIZED    MARKET
                                                                COST        VALUE
                                                              ---------   ---------
Due in one year or less.....................................  $   21.7    $   24.1
Due after one year through five years.......................     390.8       382.7
Due after five years through ten years......................     353.9       338.1
Due after ten years.........................................     709.3       683.1
                                                              --------    --------
  Subtotal..................................................   1,475.7     1,428.0
Equity securities...........................................     849.2       757.6
Retained securitization interests...........................     454.5       454.5
                                                              --------    --------
          Total.............................................  $2,779.4    $2,640.1
                                                              ========    ========

  Trading Securities

     Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at December 31, 1999 and 1998 was $26.8 million and $20.8 million, respectively. Historical cost at December 31, 1999 and 1998 was $17.1 million and $15.5 million, respectively. On July 1, 1998, the Company's preferred stock investments of $582.5 million were redesignated by management as available-for-sale securities. Previously, preferred stock investments were designated as trading securities.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

NOTE 6 -- FINANCE RECEIVABLES

  Composition of Net Finance Receivables

     At December 31, 1999 and 1998, net finance receivables consisted of the following products (in millions):

                                                                1999        1998
                                                              ---------   ---------
Home equity(1)..............................................  $21,800.3   $20,435.8
Truck and truck trailer.....................................   11,832.7    10,038.0
Personal lending and retail sales finance...................    7,905.2     6,566.2
Equipment...................................................    5,398.2     4,882.1
Auto fleet leasing..........................................    1,509.5     1,471.4
Credit card(2)..............................................       54.6     1,398.0
Manufactured housing(3).....................................       23.7        20.7
Warehouse lending and other(4)..............................    1,242.5     1,226.3
                                                              ---------   ---------
  Finance receivables, net of unearned finance income ("net
     finance receivables")(5)...............................   49,766.7    46,038.5
Allowance for losses on finance receivables.................   (1,408.4)   (1,378.9)
Insurance policy and claims reserves........................     (840.8)     (763.8)
                                                              ---------   ---------
  Finance receivables, net of unearned finance income,
     allowance for losses and insurance policy and claims
     reserves...............................................  $47,517.5   $43,895.8
                                                              =========   =========

---------------

(1) In 1999, the Company securitized and sold approximately $2.4 billion of home equity lending receivables and sold an $80 million home equity portfolio. A net gain of approximately $30 million was recorded on these transactions.

(2) In 1999, the Company sold to First Capital, at book value, approximately $1.7 billion of the Company's participation interest in First Capital's private label receivables. These receivables were securitized and sold by First Capital.

(3) Prior to December 31, 1997, the Company participated in First Capital's manufacturing housing activities. On December 31, 1997, this participation was terminated and substantially all of manufacturing housing assets and liabilities were transferred, at book value, to First Capital. In January 2000, First Capital announced its intention to discontinue the manufactured housing loan origination operations of its Associates Housing Finance unit.

(4) Includes warehouse lending, government guaranteed lending and municipal finance.

(5) Unearned finance income was approximately $4.0 billion and $3.5 billion at December 31, 1999 and 1998, respectively.

  Contractual Maturities of Net Finance Receivables

     At December 31, 1999, contractual maturities of net finance receivables were as follows (in millions):

YEAR DUE                                                        TOTAL
--------                                                      ---------
2000........................................................  $11,972.1
2001........................................................    7,702.5
2002........................................................    5,671.4
2003........................................................    3,789.1
2004 and thereafter.........................................   20,631.6
                                                              ---------
                                                              $49,766.7
                                                              =========

     It is the Company's experience that a substantial portion of the consumer loan portfolio generally is renewed or repaid prior to contractual maturity dates. The above maturity schedule should not be regarded as a forecast of future cash collections.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

  Direct Financing Leases

     Included in net finance receivables are direct financing leases as follows (in millions):

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
Minimum lease rentals.......................................  $ 6,762.5    $6,336.4
Unearned finance income.....................................   (1,048.8)     (941.9)
                                                              ---------    --------
Net investment in direct financing leases...................  $ 5,713.7    $5,394.5
                                                              =========    ========

     Future net minimum lease rentals on direct financing leases for each of the years succeeding December 31, 1999 are as follows (in millions):
2000 -- $1,671.9; 2001 -- $1,179.6; 2002 -- $1,064.4; 2003 -- $905.6;
2004 -- $468.1 and 2005 and thereafter -- $424.1.

  Dispersion of Finance Receivables

     The Company has geographically dispersed finance receivables. The Company's total receivables were dispersed at December 31, 1999 as follows: 11% in California, 9% in Texas, 7% in Florida, 5% in North Carolina, and no other individual state had more than 5%.

NOTE 7 -- ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                                           YEAR ENDED DECEMBER 31
                                                      ---------------------------------
                                                        1999        1998        1997
                                                      ---------   ---------   ---------
Balance at beginning of period......................  $ 1,378.9   $ 1,661.9   $ 1,371.4
  Provision for losses..............................      943.2       949.4     1,195.6
  Recoveries on receivables charged off.............      154.4       150.5       190.5
  Losses sustained..................................   (1,062.4)   (1,032.5)   (1,298.3)
  Reserves of receivables sold(1)...................     (153.4)     (359.4)         --
  Reserves of acquired businesses and other.........      147.7         9.0       202.7
                                                      ---------   ---------   ---------
Balance at end of period............................  $ 1,408.4   $ 1,378.9   $ 1,661.9
                                                      =========   =========   =========

---------------

(1) The reserves related to receivables sold during 1997 were not significant.

NOTE 8 -- NOTES RECEIVABLE FROM RELATED PARTIES AND OTHER RELATED PARTY TRANSACTIONS

     Notes receivable from related parties include advances provided by the Company to First Capital and certain affiliates. These notes are unsecured demand notes and generally bear interest at a floating rate. The weighted average interest rate at December 31, 1999 was 8.34%. In April 1998, a subsidiary of the Company entered into an agreement whereby the Company made an investment in an affiliate in exchange for a participation interest in the affiliate's earnings. The initial investment is recorded in notes receivable from related parties and the participation income is included in investment and other income. During the years ended December 31, 1999, 1998 and 1997 income on notes receivable from related parties was approximately $772.0 million, $572.6 million and $23.4 million respectively.

     As described in Note 6 to the consolidated financial statements, in 1999, the Company sold to First Capital, at book value, approximately $1.7 billion of the Company's participation interest in First Capital's private label receivables. The sale was financed by a note between the Company and First Capital. These receivables were securitized and sold by First Capital. The proceeds were used to pay down the loan between First Capital and the Company.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     The Company provides certain services of an administrative nature, use of certain tangible and intangible assets including trademarks, guarantees of debt support agreements and related interest, and other management services to certain of its foreign affiliates. Services and usage are charged to the affiliates based on the nature of the service. Fees for financial accommodations range from 0.25% to 2.00% of the average outstanding debt guaranteed. Management believes such charges reflect the market value for such services, usage and guarantees. The amounts paid or accrued under these arrangements for the years ended December 31, 1999, 1998 and 1997 were $84.5 million, $59.2 million and $48.9 million, respectively.

     At December 31, 1999 and 1998, the Company was a guarantor on debt and related accrued interest of its affiliate in Canada amounting to $4.0 billion and $2.7 billion, respectively.

     The Company receives a fee for services it provides to First Capital. During the years ended December 31, 1999, 1998 and 1997, the Company received $25.1 million, $25.3 million and $15.0 million, respectively in fees for these services.

     At December 31, 1999 and 1998, the Company's current income taxes receivable from First Capital amounted to $114 million and $14 million, respectively.

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

     At December 31, 1999, 1998 and 1997, net finance receivables included participations in credit card receivables owned or originated by ANB, an affiliate of the Company. The balances of these receivables were $54.6 million, $1.4 billion and $7.3 billion at December 31, 1999, 1998 and 1997, respectively.

     The Company provided certain emergency roadside assistance and auto club services and employee relocation services to Ford. Revenues related to these services while the Company was a subsidiary of Ford were $33.8 million and $36.0 million for the years ended December 31, 1998 and 1997, respectively.

NOTE 9 -- OTHER ASSETS

     The components of other assets at December 31, 1999 and 1998 were as follows (in millions):

                                                                1999       1998
                                                              --------   --------
Goodwill, net(1)............................................  $1,727.5   $  331.5
Notes and other receivables.................................     503.0      396.2
Other intangible assets.....................................     385.0         --
Collateral held for resale..................................     303.9      229.9
Property and equipment......................................     296.2      238.7
Relocation client advances..................................     185.4      171.8
Other.......................................................     286.0      284.6
                                                              --------   --------
          Total other assets................................  $3,687.0   $1,652.7
                                                              ========   ========

---------------

(1) Net of accumulated amortization of $218.3 million and $158.9 million at December 31, 1999 and 1998, respectively.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

NOTE 10 -- CREDIT FACILITIES

     At December 31, 1999, the Company had the following credit facilities (in millions):

                                                               FACILITY
                                                              AMOUNTS(1)
                                                              ----------
Lines of credit.............................................  $ 4,272.8
Syndicated credit facilities................................    7,955.0
                                                              ---------
          Total.............................................  $12,227.8
                                                              =========

---------------

(1) Included in these amounts are $210 million and $2.2 billion of lines of credit and syndicated credit facilities, respectively, that are available to either First Capital or to the Company. The Company would not be responsible for any borrowing by First Capital thereunder.

     Lines of credit and syndicated credit facilities may be withdrawn only under certain standard conditions, including failure to pay principal or interest when due, breach of representations, warranties or covenants, default on other debt, or bankruptcy or other insolvency-type proceedings. The Company principally pays fees for the availability of its credit facilities.

  Limitation on Minimum Tangible Net Worth

     A restriction contained in certain syndicated credit facilities requires the Company to maintain a minimum tangible net worth, as defined, of $2.5 billion. At December 31, 1999, the Company's tangible net worth, as defined in the syndicated credit facilities, was approximately $7.6 billion.

NOTE 11 -- NOTES PAYABLE

     Commercial paper notes are issued by Associates in the minimum amount of $100,000 with terms from one to 270 days. Bank loan terms range from three to 18 days. Information pertaining to the Company's commercial paper notes and bank loans is set forth below for the periods indicated (dollar amounts in millions):

                                                              COMMERCIAL      BANK
                                                              PAPER NOTES    LOANS
                                                              -----------   --------
Ending balance at December 31, 1999.........................   $13,672.9    $  990.7
Weighted average interest rate at December 31, 1999.........        5.68%       4.92%
Ending balance at December 31, 1998.........................    17,157.2     1,070.7
Weighted average interest rate at December 31, 1998.........        5.14%       6.05%

                    ASSOCIATES CORPORATION OF NORTH AMERICA

NOTE 12 -- LONG-TERM DEBT

     Outstanding balances of long-term debt at December 31 were as follows (in millions):

                                        1999          1999
                                      INTEREST      WEIGHTED-
                                        RATE         AVERAGE    MATURITIES
                                        RANGE         RATE       THROUGH       1999        1998
                                    -------------   ---------   ----------   ---------   ---------
Senior Notes:
  Domestic........................  5.25 - 11.40%      6.11%       2037      $33,262.0   $32,380.2
  Foreign.........................  0.22 -  1.50%      0.79%       2004        1,151.1          --
                                                                             ---------   ---------
          Total senior notes......                                            34,413.1    32,380.2
                                                                             ---------   ---------
Subordinated and Capital Notes:
  Subordinated....................  6.88 -  8.15%      7.25%       2009          425.0       425.0
  Capital.........................  4.68 -  9.00%      6.73%       2002            0.2         0.3
                                                                             ---------   ---------
          Total subordinated and
            capital notes.........                                               425.2       425.3
                                                                             ---------   ---------
          Total long-term debt....                                           $34,838.3   $32,805.5
                                                                             =========   =========

     The weighted average interest rate for total long-term debt was 5.95% at December 31, 1999 and 6.30% at December 31, 1998.

     In 1999, the Company issued a $500 million senior note to a trust which in turn issued $500 million in preferred securities to an institutional investor in a private transaction. The trust securities and senior notes mature in 2002.

     Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year are: 2000, $6,667.0 million; 2001, $5,979.0 million; 2002, $6,515.0 million; 2003, $5,048.1 million; 2004,
$2,790.2 million and 2005 and thereafter, $7,839.0 million. Certain debt issues are subject to put or call redemption provisions whereby repayment may be prior to the maturity date. As applicable, the amount of the option premium received by the Company is deferred and amortized over the expected life of the debt obligation.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

NOTE 13 -- INCOME TAXES

     The following table sets forth the components of the provision for income taxes and deferred income tax for the periods indicated (in millions):

                                                              FEDERAL   STATE   TOTAL
                                                              -------   -----   ------
Year Ended December 31, 1999
  Current...................................................  $527.3    $37.5   $564.8
  Deferred..................................................    49.3      1.8     51.1
                                                              ------    -----   ------
                                                              $576.6    $39.3   $615.9
                                                              ======    =====   ======
Year Ended December 31, 1998
  Current...................................................  $470.9    $31.9   $502.8
  Deferred..................................................    60.2       --     60.2
                                                              ------    -----   ------
                                                              $531.1    $31.9   $563.0
                                                              ======    =====   ======
Year Ended December 31, 1997
  Current...................................................  $470.2    $34.3   $504.5
  Deferred..................................................    17.5       --     17.5
                                                              ------    -----   ------
                                                              $487.7    $34.3   $522.0
                                                              ======    =====   ======

     At December 31, 1999 and 1998, the components of the Company's net deferred tax asset were as follows (in millions):

                                                                1999       1998
                                                              ---------   -------
Deferred tax assets:
  Provision for losses on finance receivables and other.....  $ 1,140.0   $ 707.9
  Post retirement and other employee benefits...............       97.9      66.2
                                                              ---------   -------
                                                                1,237.9     774.1
Deferred tax liabilities:
  Leasing transactions......................................     (626.3)   (512.8)
  Finance revenue and other.................................     (445.9)   (177.0)
                                                              ---------   -------
                                                               (1,072.2)   (689.8)
                                                              ---------   -------
     Net deferred tax asset.................................  $   165.7   $  84.3
                                                              =========   =======

     Prior to the Spin-Off in April of 1998, First Capital and its subsidiaries were included in the consolidated federal income tax return of Ford. First Capital and its subsidiaries filed a consolidated First Capital federal income tax return for the period of April 8, 1998 through December 31, 1998. The provision for income taxes for both the period before the Spin-Off and after the Spin-Off was computed on a consolidated, stand-alone basis.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     The effective tax rate differed from the statutory United States federal income tax rate as follows:

                                                                % OF PRETAX INCOME
                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               1999     1998    1997
                                                              -------   -----   -----
Statutory tax rate..........................................    35.0%   35.0%   35.0%
State tax rate..............................................     1.5     1.4     1.6
Non-deductible goodwill.....................................     0.4     0.4     0.4
Other.......................................................    (1.1)   (0.2)   (0.2)
                                                              ------    ----    ----
  Effective tax rate........................................    35.8%   36.6%   36.8%
                                                              ======    ====    ====

     Effective with the April 1998 Spin-Off, Ford and First Capital entered into an amended and restated tax sharing agreement which, among other matters, required First Capital to pay a net amount of $22.4 million effectively settling certain amounts due to and from Ford.

NOTE 14 -- LEASE COMMITMENTS

     Leases on the Company's branch and operating center facilities are primarily short-term and generally provide for renewal options not exceeding the initial term. Total rent expense for the years ended December 31, 1999, 1998 and 1997 was $102.4 million, $94.7 million, and $91.9 million, respectively. Minimum rental commitments as of December 31, 1999 for all noncancelable leases (primarily office leases) for the years ending December 31, 2000, 2001, 2002, 2003 and 2004 are $77.5 million, $63.4 million, $29.8 million, $17.1 million and $7.8 million, respectively, and $1.3 million thereafter.

NOTE 15 -- EMPLOYEE BENEFITS

  Pension and Other Post Retirement Benefits

     The Company participates in various qualified and nonqualified pension and other post retirement benefit plans (the "Plan" or "Plans") sponsored by First Capital, which together cover substantially all United States-based employees who meet certain eligibility requirements. The benefits of such plans can be modified or terminated at the discretion of First Capital. The health care plans are contributory, with participants' contributions adjusted annually; the life insurance plans are also contributory.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     The funded status of the Plans is as follows (dollars in millions):

                                                   PENSION BENEFITS    OTHER BENEFITS
                                                   ----------------   -----------------
                                                    1999      1998     1999      1998
                                                   -------   ------   -------   -------
Change in benefit obligation:
  Benefit obligation at beginning of year........  $ 562.8   $492.7   $ 123.4   $ 129.8
  Service cost...................................     36.5     24.7       9.0       5.9
  Interest cost..................................     37.5     32.7      10.2       7.4
  Plan participants' contributions...............       --       --       0.4       0.2
  Plan amendment.................................     (1.2)      --     (18.3)       --
  Acquisition....................................       --       --      32.5        --
  Actuarial (gains)/losses.......................    (88.7)    24.6     (20.6)    (16.7)
  Benefits paid..................................    (15.1)   (11.9)     (4.5)     (3.2)
                                                   -------   ------   -------   -------
          Benefit obligation at end of year......  $ 531.8   $562.8   $ 132.1   $ 123.4
                                                   =======   ======   =======   =======
Change in plan assets:
  Fair value of plan assets at beginning of
     year........................................  $ 538.6   $473.5   $    --   $    --
  Actual return on plan assets...................    101.2     75.8        --        --
  Employer contribution..........................     29.9      1.2       4.1       3.0
  Plan participants' contributions...............       --       --       0.4       0.2
  Benefits paid..................................    (15.1)   (11.9)     (4.5)     (3.2)
                                                   -------   ------   -------   -------
          Fair value of plan assets at end of
            year.................................  $ 654.6   $538.6   $    --   $    --
                                                   =======   ======   =======   =======
  Funded status..................................  $ 122.8   $(24.2)  $(132.1)  $(123.4)
  Unrecognized net transition liability..........      1.4      1.7        --        --
  Unrecognized net actuarial (gain)/loss.........   (137.8)    13.8     (27.4)     (6.7)
  Unrecognized prior service cost................       --      1.5     (17.7)     (0.9)
                                                   -------   ------   -------   -------
          Net amount recognized..................  $ (13.6)  $ (7.2)  $(177.2)  $(131.0)
                                                   =======   ======   =======   =======
Amounts recognized in the consolidated balance
  sheet:
  Prepaid benefit cost...........................  $  25.4   $ 25.4   $    --   $    --
  Accrued benefit liability......................    (46.0)   (41.6)   (177.2)   (131.0)
  Intangible asset...............................      7.0      9.0        --        --
                                                   -------   ------   -------   -------
          Net amount recognized..................  $ (13.6)  $ (7.2)  $(177.2)  $(131.0)
                                                   =======   ======   =======   =======
Weighted-average assumptions as of December 31:
  Discount rate..................................     7.75%    6.50%     7.75%     6.50%
  Expected return on plan assets.................     9.00%    9.00%       --%       --%
  Rate of compensation increase..................     5.00%    5.00%       --%       --%

     For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5% by 2010 and remain at that level thereafter. Additionally, no future increase in retiree premiums was assumed.

     The pension plan assets are allocated 72.1% to equity securities and 27.9% to debt securities at December 31, 1999.

                    ASSOCIATES CORPORATION OF NORTH AMERICA

The net periodic pension cost for the years indicated includes the following components (in millions):

                                                       PENSION BENEFITS            OTHER BENEFITS
                                                 ----------------------------   ---------------------
                                                  1999      1998       1997     1999    1998    1997
                                                 ------   --------   --------   -----   -----   -----
Components of net periodic benefit cost:
  Service cost.................................  $ 36.5   $   24.7   $   20.1   $ 9.0   $ 5.9   $ 7.1
  Interest cost................................    37.5       32.7       29.4    10.2     7.4     8.2
  Expected return on plan assets...............   (43.0)     (37.1)     (31.2)     --      --      --
  Amortization of transition liability.........     0.3        0.3        0.3      --      --      --
  Amortization of prior service cost...........     0.3        1.6        1.6    (1.5)   (1.5)   (1.5)
  Recognized net actuarial gain (loss).........     4.6        2.2        2.6     0.1    (0.2)    0.1
                                                 ------   --------   --------   -----   -----   -----
       Net periodic benefit cost...............  $ 36.2   $   24.4   $   22.8   $17.8   $11.6   $13.9
                                                 ======   ========   ========   =====   =====   =====

     For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation and accumulated benefit obligation were $54.9 million and $40.8 million, respectively, as of December 31, 1999 and $53.5 million and $41.6 million, respectively as of December 31, 1998. The assets of these plans had no fair value as of December 31, 1999 and 1998.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                       1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                                            INCREASE             DECREASE
                                                       ------------------   ------------------
Effect on total of service and interest cost
  components.........................................        $ 1.9                $ (1.9)
Effect on post-retirement benefit obligations........         10.7                 (10.6)

  Associates Savings and Profit-Sharing Plan

     The Company participates in a defined contribution plan sponsored by First Capital that covers substantially all United States-based employees who meet certain eligibility requirements, is intended to provide assistance in accumulating personal savings for retirement and is designed to qualify for favorable tax treatment under Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended. For the years ended December 31, 1999, 1998 and 1997, the Company's pre-tax contributions to the plan were $32.6 million, $26.8 million and $21.9 million, respectively. Among other options, the plan provides as an investment option the Associates Stock Fund which invests principally in First Capital's Class A Common Stock.

  Associates Discounted Employee Stock Purchase Plan

     The Company participates in a discounted stock purchase plan which, beginning in 1999, allows employees to purchase stock Class A Common Stock of First Capital at a discount. The price of the stock is discounted 15% from the closing price at the lower of the beginning or the end of the offering period.

INCENTIVE COMPENSATION PROGRAMS

     The Company participates in compensation plans covering certain officers and employees.

  Incentive Compensation Plan and Long-Term Performance Plan

     The Company participates in the Incentive Compensation Plan (the "ICP"), sponsored by First Capital, which beginning in 1997 has provided for corporate annual performance pay bonuses, in addition to other

                    ASSOCIATES CORPORATION OF NORTH AMERICA
types of compensation. The bonuses are paid out of one of two pools. The size of each bonus pool is determined, in part, on the performance of the Company. Prior to 1997, corporate annual performance pay bonuses were provided under the Corporate Annual Performance Plan which was a separate plan prior to being incorporated into the ICP in 1997. The Long Term Performance Plan ("LTPP") for 1999 was a long term cash incentive plan. The size of the LTPP incentive pool was determined for the performance period ended December 31, 1999, based, in part, on the success of the Company in achieving a target level of profits established for each year of the performance period, with such annual performance then averaged for the performance period. Bonuses reflect individual participants' performances during the applicable performance period. Amounts charged to expense for these bonus plans amounted to $31.6 million, $29.0 million and $25.1 million during the years ended December 31, 1999, 1998 and 1997, respectively.

  Deferred Compensation Plan

     The Company participates in the Deferred Compensation Plan (the "DCP"), a non-qualified defined contribution plan. Under the DCP, participants may elect to defer payment of current cash compensation. Deferred amounts are deemed invested as the participants elect among available investment measures, but no actual investments are made. Among the available investment measures is a deemed investment in Class A Common Stock, with the value of the deferred amount adjusted to reflect the performance of Class A Common Stock.

  Stock-Based Compensation Plans

     The ICP also includes an equity compensation plan, formerly known as the Long-Term Equity Compensation Plan, which was established in 1996 and amended and merged into the ICP effective January 1, 1997. In conjunction with the ICP, employees may receive nonqualified or incentive stock options, stock appreciation rights, restricted stock, performance units or performance shares. Through December 31, 1999, First Capital had only issued non-qualified stock options and restricted stock under the ICP.

     Accounting for Stock-Based Compensation Plans -- First Capital has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") in accounting for its stock-based compensation plans. Had the compensation cost of First Capital's stock-based compensation plans been determined based on the optional provisions of SFAS 123, in the years ended December 31, 1999, 1998 and 1997 the Company's net income would have been $1,065 million, $956 million and $890 million respectively. The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 4.72%, 5.59%, and 6.24%, respectively; dividend yields of 0.52%, 0.58%, and 0.51%, respectively; expected stock volatility of 34.83%, 21.28%, and 22.00%, respectively; and a weighted-average expected life of the options of 4 years.

NOTE 16 -- COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

     The Company grants revolving lines of credit to certain of its credit card and other revolving customers. At December 31, 1999, the unused portion of these lines aggregated $50.9 billion.

     The Company also grants lines of credit to certain dealers of trucks, construction equipment and manufactured housing. At December 31, 1999, the unused portion of these lines aggregated $235.9 million.

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

                    ASSOCIATES CORPORATION OF NORTH AMERICA

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

     Legal actions, governmental inquiries and investigations are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company or the subsidiary involved and could require the Company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1999. The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

     The Company wrote put options in 1999 which requires it to purchase, upon request of the holders, securities issued in certain securitization transactions. In September 1999, the Company wrote a put option in conjunction with a First Capital manufactured housing finance receivable securitization transaction which allows the $2 billion related trust securities to be put back to the Company at par annually beginning in October 2000. The Company received approximately $10 million from First Capital for the fair value of the put option. In addition, the Company wrote "put options" which require it to purchase, upon request of the holders, securities issued in its home equity securitization transaction. These put options include: a put option, exercisable at any time after June 15, 2000, with respect to an aggregate of up to $1 billion principal amount of notes secured by home equity loan receivables, only to the extent the securitization trust cannot meet its obligation under a separate put option by the trust, which is exercisable at any time after March 15, 2000 and a put option, exercisable at any time after June 15, 2000, with respect to an aggregate of up to approximately $1 billion of notes secured by home equity loan receivables only to the extent the securitization trust cannot meet its obligation under a separate put option issued by the trust. In each case, if exercised, the Company will be obligated to purchase the certificates or notes at par plus accrued interest. The Company has recorded liabilities totaling approximately $23 million in connection with these options. Subsequent to their initial issuance, such options are marked to market with the fluctuation being reflected in the statement of earnings.

NOTE 17 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISKS

     The Company maintains cash, cash equivalents, investments and certain other financial instruments with various major financial institutions. To the extent such deposits exceed maximum insurance levels, they are uninsured.

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to currency swap, interest rate swap, treasury lock agreements, municipal bond futures and treasury futures and option contracts.

     Foreign currency swap agreements are generally held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange foreign currencies at varying times over the next four years. The aggregate notional amount of these agreements at December 31, 1999 and 1998 was $5.3 billion and $3.5 billion, respectively. The fair value of such agreements at December 31, 1999 and December 31, 1998 would have been a liability of $250.9 million and $94.4 million, respectively.

     Interest rate swap agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt. The aggregate notional amount of interest rate

                    ASSOCIATES CORPORATION OF NORTH AMERICA
swap agreements at December 31, 1999 was $7.5 billion. The fair value of such agreements at December 31, 1999 would have been a liability of $53.6 million. These agreements mature on varying dates over the next 19 years. The aggregate notional amount of interest rate swap agreements at December 31, 1998 was $3.3 billion. The fair value of such agreements at December 31, 1998 would have been a liability of 59.2 million.

     Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount of futures and option contracts at December 31, 1999 and 1998 was $536.2 million and $711.4 million, respectively. The fair value of these contracts would have been an asset of $12.4 million and a liability of $5.0 million at December 31, 1999 and December 31, 1998, respectively. Such contracts mature on varying dates through 2000.

     Municipal bond futures are used to minimize fluctuations in the value of municipal bond investments and are held for purposes other than trading. The aggregate notional amount of futures and option contracts at December 31, 1999 was $180.1 million. The fair value of these contracts would have been an asset of $2.4 million at December 31, 1999. Such contracts mature on varying dates through 2000. The Company did not hold municipal bond futures during 1998.

NOTE 18 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     At December 31, 1999 and 1998, the carrying value and estimated fair value of certain of the Company's financial instruments were as follows (in millions):

                                                             DECEMBER 31
                                           -----------------------------------------------
                                                    1999                     1998
                                           ----------------------   ----------------------
                                           CARRYING    ESTIMATED    CARRYING    ESTIMATED
                                             VALUE     FAIR VALUE     VALUE     FAIR VALUE
                                           ---------   ----------   ---------   ----------
Cash and cash equivalents(1).............  $   333.3   $   333.3    $ 2,720.4   $ 2,720.4
Investment securities(2).................    2,666.9      2666.9      1,865.9     1,865.9
Net finance receivables(3)...............   49,766.7    51,879.8     46,038.5    48,309.4
Notes payable(1)
  Commercial paper.......................   13,672.9    13,672.9     17,157.2    17,157.2
  Bank loans.............................      990.7       990.7      1,070.7     1,070.7
Long-term debt(4)........................   34,838.3    34,290.3     32,805.5    34,047.5

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

                    ASSOCIATES CORPORATION OF NORTH AMERICA

     See Note 17 for fair value information regarding derivative financial instruments.

NOTE 19 -- UNAUDITED QUARTERLY FINANCIAL DATA

     The following table sets forth the unaudited quarterly results of operations (in millions):

                                                                  1999
                                               -------------------------------------------
                                                 FOURTH      THIRD      SECOND     FIRST
                                               QUARTER(1)   QUARTER    QUARTER    QUARTER
                                               ----------   --------   --------   --------
Finance charges..............................   $1,480.7    $1,456.5   $1,456.5   $1,517.5
                                                ========    ========   ========   ========
Interest expense.............................   $  768.3    $  736.7   $  722.7   $  720.3
                                                ========    ========   ========   ========
Earnings before provision for income taxes...   $  435.0    $  444.2   $  434.5   $  406.7
Provision for income taxes...................      153.0       153.4      163.6      145.9
                                                --------    --------   --------   --------
Net earnings.................................   $  282.0    $  290.8   $  270.9   $  260.8
                                                ========    ========   ========   ========

                                                                 1998
                                               -----------------------------------------
                                                FOURTH     THIRD      SECOND     FIRST
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   --------
Finance charges..............................  $1,404.9   $1,388.6   $1,375.8   $1,672.2
                                               ========   ========   ========   ========
Interest expense.............................  $  733.3   $  722.9   $  712.6   $  694.0
                                               ========   ========   ========   ========
Earnings before provision for income taxes...  $  396.2   $  393.7   $  382.1   $  365.2
Provision for income taxes...................     145.8      145.8      136.3      135.1
                                               --------   --------   --------   --------
Net earnings.................................  $  250.4   $  247.9   $  245.8   $  230.1
                                               ========   ========   ========   ========

---------------

(1) During the fourth quarter of 1999, the Company finalized its purchase accounting related to the Avco acquisition which had the effect of increasing net income by approximately $19 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 28, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Items 10-13 has been omitted in accordance with General Instruction I.(2)(c) to Form 10-K.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)  Financial Statements

        (1)

                                                               PAGE
                                                               ----
            Report of Independent Auditors..................    25
            Consolidated Statement of Earnings for the years
              ended December 31,
               1999, 1998 and 1997..........................    26
            Consolidated Balance Sheet at December 31, 1999
              and 1998......................................    27
            Consolidated Statement of Changes in
              Stockholders' Equity
               for the years ended December 31, 1999, 1998
              and 1997......................................    28
            Consolidated Statement of Cash Flows for the
              years ended December 31,
               1999, 1998 and 1997..........................    29
            Notes to consolidated financial statements......    30

          (2) The financial statement schedules required by Regulation S-X are either not applicable or are included in the information provided in the notes to the consolidated financial statements which are filed as part of this report.

(b)  Reports on Form 8-K

     During the quarter ended December 31, 1999, Associates filed a Current Report on Form 8-K dated October 14, 1999 (related to the release of third quarter earnings).

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

               (12)          -- Computation of Ratio of Earnings to Fixed Charges.
               (21)          -- Subsidiaries of the registrant. Omitted in accordance with General Instruction I.(2)(b)
                                to Form 10-K.
               (23)          -- Consent of Independent Auditors.
               (24)          -- Powers of Attorney.
               (27)          -- Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASSOCIATES CORPORATION OF NORTH AMERICA

                                     By          /s/ ROY A. GUTHRIE
                                       -----------------------------------------
                                                    Roy A. Guthrie
                                           Senior Executive Vice President,
                                       Principal Financial Officer and Director

                                                    March 9, 2000

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

                 /s/ ROY A. GUTHRIE                    Senior Executive Vice            March 9, 2000
-----------------------------------------------------    President, Principal
                  (Roy A. Guthrie)                       Financial Officer and
                                                         Director

                 /s/ JOHN F. STILLO*                   Executive Vice President,
-----------------------------------------------------    Comptroller and Principal
                  (John F. Stillo)                       Accounting Officer

     By signing his name hereto, Roy A. Guthrie signs this document on behalf of himself and each of the other persons indicated above pursuant to powers of attorney duly executed by such persons.

                                            *By     /s/ ROY A. GUTHRIE
                                              ----------------------------------
                                                       Attorney-in-fact

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                             DESCRIPTION
 -------                           -----------
 (3)       -- (1) Certificate of Incorporation. Incorporated by
           reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended October 31, 1986.
           -- (2) By-laws.
 (4)       -- Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form
              10-K as the authorized principal amount of any one of
              such issues does not exceed 10% of the total assets of
              the registrant and its consolidated subsidiaries.
              Registrant agrees to furnish to the Commission a copy of
              each such instrument upon its request.
(12)       -- Computation of Ratio of Earnings to Fixed Charges.
(21)       -- Subsidiaries of the registrant. Omitted in accordance
           with General Instruction I.(2)(b) to Form 10-K.
(23)       -- Consent of Independent Auditors.
(24)       -- Powers of Attorney.
(27)       -- Financial Data Schedule.