Form 10-Q
period 2000-03-31
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 2000-05-15
CIK 7973

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549-1004

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000

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

As of March 31, 2000, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


            ASSOCIATES CORPORATION OF NORTH AMERICA
               CONSOLIDATED STATEMENT OF EARNINGS
                         (In Millions)
                          (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                   2000          1999
                                                   ----          ----
REVENUE
  Finance charges                                $1,447.2      $1,517.5
  Servicing related income                           37.1           1.5
  Insurance premiums                                104.2          95.2
  Investment and other income                       270.1         247.6
                                                 --------      --------
                                                  1,858.6       1,861.8

EXPENSES
  Interest expense                                  743.1         720.3
  Operating expenses                                440.0         461.6
  Provision for losses on finance
   receivables                                      223.5         236.6
  Insurance benefits paid or provided                43.0          36.6
                                                 --------      --------
                                                  1,449.6       1,455.1
                                                 --------      --------

EARNINGS BEFORE PROVISION FOR INCOME TAXES          409.0         406.7
PROVISION FOR INCOME TAXES                          146.6         145.9
                                                 --------      --------

NET EARNINGS                                     $  262.4      $  260.8
                                                 ========      ========





            See notes to consolidated interim financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
                   CONSOLIDATED BALANCE SHEET
        (Dollars In Millions, Except Share Information)

                                                 March 31     December 31
                                                   2000          1999
                                                   ----          ----
                                                (Unaudited)
                             ASSETS

CASH AND CASH EQUIVALENTS                        $   676.3    $   333.3
INVESTMENTS IN DEBT AND EQUITY SECURITIES          2,883.8      2,666.9
FINANCE RECEIVABLES, net of unearned finance
 income, allowance for losses and
 insurance policy and claims reserves             46,150.3     47,517.5
NOTES RECEIVABLE FROM RELATED PARTIES              7,670.0      5,975.4
OTHER ASSETS                                       4,835.3      3,687.0
                                                 ---------     ---------

    Total assets                                 $62,215.7    $60,180.1
                                                 =========    =========


        LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                               $15,092.1    $13,672.9
  Bank Loans                                           -          990.7
ACCOUNTS PAYABLE AND ACCRUALS                      1,675.1      1,398.9
LONG-TERM DEBT
  Senior Notes                                    35,493.2     34,413.1
  Subordinated and Capital Notes                     425.2        425.2
                                                 --------      --------
                                                  35,918.4     34,838.3

STOCKHOLDERS' EQUITY
  Class B Common Stock, $100 par value,
   2,000,000 shares authorized, 1,000,000
   shares issued and outstanding                     100.0        100.0
  Common Stock, no par value, 5,000 shares
   authorized, 260 shares issued and
   outstanding, at stated value                       47.0         47.0
  Paid-in Capital                                  3,587.1      3,587.1
  Retained Earnings                                5,826.0      5,563.6

  Accumulated Other Comprehensive Loss               (30.0)       (18.4)
                                                 ---------    ---------
    Total stockholders' equity                     9,530.1      9,279.3
                                                 ---------    ---------

    Total liabilities and stockholders' equity   $62,215.7    $60,180.1
                                                 =========    =========






    See notes to consolidated interim financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Millions)
                          (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                    2000        1999
                                                    ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                   $   262.4    $   260.8
  Adjustments to reconcile net earnings for
   non-cash and other operating activities:
    Provision for losses on finance receivables      223.5        236.6
    Depreciation and amortization                     66.6         67.8
    Other operating activities                       245.3       (499.5)
                                                 ---------    ---------
      Net cash provided from operating
       activities                                    797.8         65.7
                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased     (9,192.1)    (9,707.9)
  Finance receivables liquidated and sold          7,975.3      9,809.6
  Proceeds from securitization of
   finance receivables                             1,242.1          -
  Increase in notes receivables from related
   parties                                        (1,694.6)    (3,015.8)
  Other investing activities                        (276.9)     1,957.4
                                                 ---------    ---------

      Net cash used for investing activities      (1,946.2)      (956.7)
                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                       3,423.6      2,052.2
  Retirement of long-term debt                    (2,343.5)    (1,775.7)
  Increase (decrease) in notes payable               428.5     (1,334.4)
  Cash dividends                                       -          (47.9)
                                                 ---------    ---------
      Net cash provided from (used for)
       financing activities                        1,508.6     (1,105.8)


EFFECT OF FOREIGN CURRENCY TRANSLATION
 ADJUSTMENT ON CASH                                  (17.2)        (1.4)
                                                 ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         343.0     (1,998.2)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           333.3      2,720.4
                                                 ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   676.3    $   722.2
                                                 =========    =========

































    See notes to consolidated interim financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

     Associates Corporation of North America (the "Company"), a Delaware corporation, is a wholly-owned subsidiary and the principal U.S.-based operating unit of Associates First Capital Corporation ("First Capital"). The Company is a leading diversified financial services organization providing finance, leasing, insurance and related services to individual consumers and businesses in the United States and Puerto Rico. All of the outstanding common stock of the Company is owned by First Capital. All shares of Class B common stock are owned by Associates International Holding Corporation, a wholly-owned subsidiary of First Capital. Class B common stock is redeemable only at the option of the issuer.

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


NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany balances and transactions. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

     In the opinion of management, all adjustments necessary to present fairly the results of operations and financial position have been made.
The financial position and results of operations as of and for any interim period are unaudited and not necessarily indicative of the results of operations for a full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and

             ASSOCIATES CORPORATION OF NORTH AMERICA
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

involve matters of judgment. Actual results could differ from these estimates.


 NOTE 3 - SIGNIFICANT TRANSACTIONS

     In April 2000, First Capital acquired Arcadia Financial Ltd. ("Arcadia"). Arcadia was a leading independent automobile finance company which serviced over $5 billion in finance receivables. As part of the agreement and prior to the closing of the acquisition, the Company entered into a continuous asset purchase and sale agreement under which the Company purchased from Arcadia $867 million of retail installment and sales contracts in the fourth quarter of 1999 and the first quarter 2000.
Following the closing of the acquisition, First Capital contributed the net assets of Arcadia of approximately $100 million, which included approximately $470 million in senior and subordinated notes, to the Company.

     The 1999 acquisitions are described in the Company's Form 10-K for the year ended December 31, 1999.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss), net of tax, are as follows (in millions):

                                                March 31    December 31
                                                  2000         1999
                                                --------    -----------

    Foreign currency translation adjustments    $ 34.0         $ 51.2
    Net unrealized loss on available-for-sale
     securities                                  (64.0)         (69.6)
                                                ------         ------
      Accumulated other comprehensive loss      $(30.0)        $(18.4)
                                                ======         ======


             ASSOCIATES CORPORATION OF NORTH AMERICA
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

     Comprehensive income for the three-month period ended March 31, 2000 and 1999 consisted of the following components, net of tax (in millions):


                                                    Three Months Ended
                                                         March 31
                                                      2000       1999
                                                      ----       ----
    Net earnings                                    $262.4     $260.8
    Foreign currency translation adjustments         (17.2)      (1.4)
    Unrealized gain (loss) on available-for-sale
     securities                                        5.6       (2.3)
                                                    ------     ------

      Total comprehensive income                    $250.8     $257.1
                                                    ======     ======

NOTE 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

  AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities consist of retained securitization interests as well as bonds, notes and preferred stock and other equity securities. The Company generally invests in these securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at March 31, 2000 and December 31, 1999 was $2.9 billion and $2.6 billion, respectively. The amortized cost at March 31, 2000 and December 31, 1999 was $3.0 billion and $2.8 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in accumulated other comprehensive income.

  TRADING SECURITIES

     Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at March 31, 2000 and December 31, 1999 was $29.0 million and $26.8 million, respectively. Historical cost at March 31, 2000 and December 31, 1999 was $18.0 million and $17.1 million, respectively.

             ASSOCIATES CORPORATION OF NORTH AMERICA
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

NOTE 6 - FINANCE RECEIVABLES

     At March 31, 2000 and December 31, 1999, finance receivables consisted of the following (in millions):

                                                  March 31     December 31
                                                    2000          1999
                                                  --------     -----------

    Home equity                                   $21,226.0     $21,800.3
    Truck and truck trailer                        11,697.0      11,832.7
    Personal lending and retail sales
     finance (1)                                    7,167.6       7,905.2
    Equipment                                       5,408.3       5,398.2
    Auto fleet leasing                              1,544.0       1,509.5
    Credit card                                        34.6          54.6
    Manufactured housing                                -            23.7
    Warehouse lending and other (2)                 1,290.2       1,242.5
                                                  ----------    ---------

      Finance receivables net of unearned
       finance income ("net finance
       receivables")(3)                            48,367.7      49,766.7
  Allowance for losses on finance receivables      (1,390.6)     (1,408.4)
  Insurance policy and claims reserves               (826.8)       (840.8)
                                                  ---------     ---------
      Finance receivables, net of unearned
       finance income, allowance for losses
       and insurance policy and claims reserves   $46,150.3     $47,517.5
                                                  =========     =========

(1) In the first quarter of 2000, the Company transferred the unpaid principal balance related to the $867 million of retail sales finance receivables purchased from Arcadia to finance receivables held for sale or securitization.

(2) Includes warehouse lending, government guaranteed lending and municipal finance.

(3) Unearned finance income was approximately $4.0 billion at March 31, 2000 and December 31,
1999.


     In March 2000, the Company securitized and sold a $1.5 billion home equity receivables portfolio and retained interests in the related securitization trust totaling approximately $262 million. A pre-tax gain of approximately $22 million was recorded on this transaction.

             ASSOCIATES CORPORATION OF NORTH AMERICA
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)


NOTE 7 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):


                                      Three Months Ended     Year Ended
                                           March 31          December 31
                                      2000          1999         1999
                                      ----          ----         ----

  Balance at beginning of period    $1,408.4      $1,378.9    $1,378.9
    Provision for losses               223.5         236.6       943.2
    Recoveries on receivables
     charged off                        37.9          40.9       154.4
    Losses sustained                  (284.7)       (266.3)   (1,062.4)
    Reserves of receivables sold
     or held for sale                   (2.3)          -        (153.4)
    Reserves of acquired businesses
     and other                           7.8         168.8       147.7
                                    --------      --------    --------
  Balance at end of period          $1,390.6      $1,558.9    $1,408.4
                                    ========      ========    ========

NOTE 8 - NOTES RECEIVABLE FROM RELATED PARTIES

     Notes receivable from related parties include advances provided by the Company to First Capital and certain affiliates. These notes are unsecured demand notes and generally bear interest at floating rates. The weighted average interest rate at March 31, 2000 was 5.73%. During the three-month period ended March 31, 2000, interest income on notes receivable from related parties was approximately $97.1 million.

NOTE 9 - OTHER ASSETS

     The components of other assets at March 31, 2000 and December 31, 1999 were as follows (in millions):

                                         March 31       December 31
                                           2000            1999
                                         --------       -----------
  Goodwill, net                          $1,702.2        $1,727.5
  Finance receivables held for sale
   or securitization, net (1)               830.4             -
  Notes and other receivables               683.7           503.0
  Collateral held for resale                418.8           303.9
  Other intangible assets                   413.4           385.0
  Property and equipment                    323.2           296.2
  Relocation client advances                196.5           185.4
  Other                                     267.1           286.0
                                         --------        --------
    Total other assets                   $4,835.3        $3,687.0
                                         ========        ========

(1) Includes the finance receivables acquired from Arcadia of approximately
$830 million as discussed in Note 3.



 NOTE 10 - DEBT RESTRICTIONS

     Restrictions contained in certain syndicated credit facilities require the Company to maintain a minimum tangible net worth, as defined, of $2.5 billion. At March 31, 2000, the Company's tangible net worth, as defined in the syndicated credit facilities, was approximately $7.8 billion.


NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to currency swap, interest rate swap, interest rate option, and treasury futures and option contracts.

     Foreign currency forward exchange agreements are generally held for purposes other than trading and have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated net investments. Under these agreements, the Company is obligated to deliver specific foreign currencies in exchange for United States dollars at varying times over the next five years. The aggregate notional amount of these agreements at March 31, 2000 was $483.3 million. The fair value

             ASSOCIATES CORPORATION OF NORTH AMERICA
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

of such agreements at March 31, 2000 would have been a liability of $24.5 million.

     Foreign currency swap agreements are generally held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next four years. The aggregate notional amount of these agreements at March 31, 2000 and December 31, 1999 was $5.2 billion and $5.3 billion, respectively. The fair value of such agreements at March 31, 2000 and December 31, 1999 would have been a liability of $392.9 million and $250.9 million, respectively.

     Interest rate swap and interest rate option agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap agreements at both March 31, 2000 and December 31, 1999 was $7.7 billion and $7.5 billion, respectively. The fair value of such agreements at March 31, 2000 and December 31, 1999 would have been a liability of $49.1 million and $53.6 million, respectively. The aggregate notional amount of interest rate option agreements at March 31, 2000 was $1.5 billion. The fair value of such agreements at March 31, 2000 would have been an asset of $7.0 million. Interest rate swap and interest rate option agreements mature on varying dates over the next 31 years.

     Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount of futures and options contracts at March 31, 2000 and December 31, 1999 was $372.5 million and $536.2 million, respectively. The fair value of these contracts at March 31, 2000 and December 31, 1999 would have been a liability of $21.2 million and an asset of $12.4 million, respectively. Such contracts mature on varying dates through 2000.

     Municipal bond futures are used to minimize fluctuations in the value of municipal bond investments and are held for purposes other than trading. The aggregate notional amount of municipal bond futures contracts at March 31, 2000 and December 31, 1999 was $229.9 million and $180.1 million, respectively. The fair value of these contracts at March 31, 2000 and December 31, 1999 would have been a liability of $4.5 million and an asset of $2.4 million, respectively. Such contracts mature on varying dates through 2000.

                 ASSOCIATES CORPORATION OF NORTH AMERICA

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis has been prepared in accordance with General Instruction H.(2)(a) to Form 10-Q, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

Results of Operations

Net Earnings

     Net earnings for the three-month period ended March 31, 2000 were $262.4 million as compared to $260.8 million for the same period in the previous year. The principal factors which influenced net earnings during the period are described below.

Finance Charges

     Finance charge revenue decreased to $1,447.2 million for the first quarter of 2000 from $1,517.5 million for the first quarter of 1999. The decrease was primarily caused by a decrease in average finance receivables outstanding due to the 1999 sale of $1.7 billion in private label credit card receivables to First Capital and the securitization and sale of a $2.4 billion home equity receivables portfolio in 1999. Revenue on finance receivables generated from internal growth, primarily in the home equity and truck and truck trailer portfolios, somewhat offset the effects of these transactions.

     Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 11.82% for the first quarter of 2000 compared to 12.26% for the same period in 1999. The decrease in the Finance Charge Ratio was principally due to a shift in product mix toward more secured receivables. Secured receivables generally have lower finance charge rates than unsecured receivables. The shift in product mix was principally caused by the previously mentioned sale of $1.7 billion in private label credit card receivables.

Interest Expense

     Interest expense for the first quarter of 2000 increased to $743.1 million from the $720.3 million recorded in the first quarter of 1999. The primary cause for the change was an increase in average debt outstanding during the three months ended March 31, 2000 as compared to the same period in the prior year. Additionally, a slight increase in the average interest rate for the period as compared to prior year contributed to the change. The increase in the interest rates reflect the general rising trend in interest rates over the past year.




                 ASSOCIATES CORPORATION OF NORTH AMERICA

Net Interest Margin

     As a result of the above fluctuations, the Company's net interest margin decreased to $704.1 million for the first quarter of 2000 compared to $797.2 million for the first quarter of 1999. The Company's net interest margin expressed as a ratio to average net finance receivables decreased to 5.75% from 6.44% for the same period in the prior year.

Servicing Related Income

     Servicing related income increased to $37.1 million for the first quarter of 2000 as compared to $1.5 million for the first quarter of 1999.
The increase is primarily due to the securitization and sale of a $2.4 billion home equity receivables portfolio in the fourth quarter of 1999.

Investment and Other Income

     Investment and other income increased to $270.1 million for the first quarter of 2000 as compared to $247.6 million for the first quarter of 1999. The increase was primarily related to a pre-tax gain of approximately $22 million on the first quarter of 2000 securitization and sale of approximately $1.5 billion in home equity receivables.

Operating Expenses

     Operating expenses were $440.0 million for the first quarter of 2000 compared to $461.6 million for the first quarter of 1999. The decrease was primarily the result of the second quarter of 1999 sale of approximately $1.7 billion of the Company's participation in First Capital's private label credit card receivables. The private label credit card operations generally have higher operating costs than the Company's other finance operations.

Provision for Losses

     The Company's provision for losses decreased to $223.5 million during the first quarter of 2000 compared to $236.6 million for the same period in 1999. Total net credit losses as a percentage of average net finance receivables (the "Loss Ratio") was 2.02% for the first quarter of 2000 compared to 1.82% for the same period in 1999. The increase in the Loss Ratio was primarily due to an increase in loss rates in the home equity, personal lending and truck and truck trailer receivables portfolios. A deterioration of credit quality in certain acquired home equity portfolios and the fourth quarter centralization of certain collection operations related to the personal loan portfolios caused the increase in losses in the home equity and personal lending portfolios. The increase in truck and truck trailer net credit losses is due to increased loss severity on the sale of repossessions and fewer loans with recourse arrangements.

                ASSOCIATES CORPORATION OF NORTH AMERICA

Financial Condition

     Net finance receivables decreased to $48.4 billion at March 31, 2000 from $49.8 billion at December 31, 1999. The Company recorded receivables growth during the first quarter of 2000 of approximately $1 billion. The increased growth was offset by a $1.5 billion home equity securitization in the first quarter of 2000 and the reclassification to other assets of approximately $867 million in automobile loan receivables held for securitization.

     The allowance for losses declined $17.8 million from $1,408.4 million at December 31, 1999 to $1,390.6 million at March 31, 2000 principally due to lower allowance for loss provision and the decline in finance receivables. The allowance for losses to net finance receivables ("Allowance Ratio")increased to 2.88% at March 31, 2000 from 2.83% at December 31, 1999. The increase in the Allowance Ratio was primarily due to the securitization of the $1.5 billion home equity loan portfolio noted above. Home equity loans historically have a lower loss experience and reserve requirement than the Company's other loan products. The Company's composite ratio of allowance for losses to trailing net credit losses declined to 1.50x for the three-month period ended March 31, 2000 from 1.61x in the fourth quarter of 1999.

     Management believes the allowance for losses at March 31, 2000 is sufficient to provide adequate protection against losses in its portfolios.

     The Company's 60+ days contractual delinquencies declined from 2.81% at December 31, 1999 to 2.54% at March 31, 2000. The decrease in the delinquency rate occurred primarily in the home equity, personal lending and equipment product lines.

     At March 31, 2000, stockholders' equity increased to $9.5 billion from $9.3 billion at December 31, 1999. First quarter net earnings were the primary causes of the increase.


Liquidity / Capital Resources

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital and interest rate risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

     The Company's principal sources of cash are proceeds from the issuance of short- and long-term debt, cash provided from the Company's operations and asset securitizations. While First Capital has made periodic capital contributions to the Company in the past, no assurance can be made with respect to future capital contributions by First Capital to the Company. Nevertheless, management believes that the Company has available sufficient liquidity, from a combination of cash provided from

                 ASSOCIATES CORPORATION OF NORTH AMERICA

operations, external borrowings and asset securitizations to support its operations.

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

     At March 31, 2000, the Company had short- and long-term debt outstanding of $15.1 billion and $35.9 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company in the United States and abroad. During the three months ended March 31, 2000 and 1999, the Company raised debt aggregating $3.4 billion and $2.1 billion, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its commercial paper program. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At March 31, 2000, these credit facilities were allocated to provide at least 75% backup coverage of the Company's recurring commercial paper borrowings. In addition, the Company has access to other sources of liquidity such as the issuance of capital securities and asset securitizations. The Company's securitization transactions to date have been limited to the home equity asset class.

     Certain debt issues are subject to put or call redemption provisions whereby repayment may be required prior to the maturity date. As applicable, the amount of the option premium received by the Company is deferred and amortized over the expected life. Additionally, the Company has written put options during the first quarter of 2000 in aggregate of up to $1.5 billion principal amounts of certificates backed by home equity receivables which, under certain circumstances, requires it to purchase, upon request of the holder, the securities issued. The Company has recorded a liability of $7 million in connection with these options.

     During the first quarter of 2000, the credit rating of the Company was lowered. Fitch IBCA ("Fitch") lowered the long-term and short-term credit rating of the Company to AA-/F1+. The rating of the Company remains on a negative outlook. In addition,Standard & Poors lowered its long-term and short-term credit rating of the

                 ASSOCIATES CORPORATION OF NORTH AMERICA

Company to A+/A1 with a stable outlook. The Company believes the impact of the downgrade will not be significant.

Related Party Transaction

     The Company, through its subsidiary Associates World Capital Corporation ("AWCC"), is a party to an income sharing agreement with AIC Corporation ("AIC"), a Japan affiliate. The Japanese National Tax Authority ("NTA") has reviewed the income sharing agreement and recommended an adjustment to AIC's Japanese income tax. The Company expects the final determination of this matter to be concluded later this year and does not expect there will be a material affect on the Company's effective tax rate. It is currently the intention of management to amend the income sharing agreement on a prospective basis to reflect the final arrangement with the NTA. For financial reporting purposes, the impact of such an amendment may reduce the amount of income allocable to AWCC in future periods. For comparative purposes, the pre-tax income recorded by the Company as a result of this agreement was $47.9 million and $40.3 million for the three months ended March 31, 2000 and 1999, respectively. Such income for the years ended December 31, 1999 and 1998 was $169.4 million and $41.2 million, respectively.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The discussion that follows reflects material changes in the "Quantitative and Qualitative Disclosure About Market Risk" reported at year end, and, as such, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Estimated amounts generated from the analysis that follows are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to changes in the Company's product and debt mix and developments in the global financial markets.

Interest Rate Risk-Managed Basis

     Interest rate risk is measured and controlled through the use of static gap analysis and financial forecasting, both of which incorporate assumptions about future events. At March 31, 2000, the one-year gap was a positive 6%, a decrease from positive 11% at December 31, 1999. A positive one-year gap indicates that a greater percentage of assets versus liabilities will reprice within a one-year time frame.

     The Company also uses a simulation model to evaluate the impact on earnings. For an immediate 1% increase in rates, projected annual after-tax earnings on managed assets would have declined by 1% at March 31, 2000 and increased by 2% at December 31, 1999. An immediate 1% rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not currently represent the Company's view of future market developments.

                 ASSOCIATES CORPORATION OF NORTH AMERICA

     For purposes of the United States Securities and Exchange Commission disclosure requirements, the Company has also performed an enterprise-wide value at risk ("VAR") analysis of the Company's Managed assets and liabilities and their exposure to changes in interest rates. At March 31, 2000, interest rate movements would affect annual after-tax earnings by approximately $21 million, as compared to $8 million at December 31, 1999, as calculated under the VAR methodology.

     In April 2000, the Company initiated $1.7 billion of transactions, which reduced its interest rate risk position, to a level similar to the December 1999 risk profile. Including the effect of these April transactions, the projected April 30, 2000 one-year gap was a positive 8%. Similarly, using a simulation model, an immediate 1% increase in rates would result in an increase in projected annual after-tax earnings on managed assets of 1%.

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

     The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1999 the cautionary statements found on pages 21-22 of such Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

            (12) Computation of Ratio of Earnings to Fixed Charges.

            (27) Financial Data Schedule.

       (b)  Reports on Form 8-K

              During the first quarter ended March 31, 2000, The Company filed Current Reports on Form 8-K as of January 7, 2000 (announcing Associates First Capital Corporation's contribution of Associates
       World Capital Corporation to Associates Corporation of North
       America); February 4, 2000 (announcing financial results for the year ended December 31, 1999); March 15, 2000 (amending an exhibit to Form 10-K); and February 22, 2000 and March 14, 2000 (related to a debt issuance or registration pursuant to Rule 415).

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                May 15, 2000

                                ASSOCIATES CORPORATION OF NORTH AMERICA
                                              (registrant)


                                By   /s/ John F. Stillo
                                   ------------------------------------
                                  Executive Vice President, Comptroller
                                  and Principal Accounting Officer