Form 10-Q
period 2000-06-30
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 2000-08-10
CIK 7973

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 2000

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

 As of June 30, 2000, the registrant had 260 shares of Common Stock and 1,000,000 shares of Class B Common Stock issued and outstanding, all of which were owned directly or indirectly by Associates First Capital Corporation. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.
                  PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.


             ASSOCIATES CORPORATION OF NORTH AMERICA
                CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)
                           (Unaudited)


                               Six Months Ended     Three Months Ended
                                   June 30               June 30
                               2000        1999     2000          1999
                               ----        ----     ----          ----
REVENUE
  Finance charges            $2,905.6    $2,974.0  $1,458.4    $1,456.5
  Servicing related income      128.6        53.4      91.5        51.9
  Insurance premiums            199.6       189.2      95.4        94.0
  Investment and other
   income                       647.0       487.9     376.9       240.3
                             --------    --------  --------    --------
                              3,880.8     3,704.5   2,022.2     1,842.7

EXPENSES
  Interest expense            1,554.8     1,443.0     811.7       722.7
  Operating expenses            878.2       897.6     438.2       436.0
  Provision for losses on
   finance receivables          477.4       448.0     253.9       211.4
  Insurance benefits paid
   or provided                   84.1        74.6      41.1        38.0
                             --------    --------   -------     -------
                              2,994.5     2,863.2   1,544.9     1,408.1
                             --------    --------   -------     -------

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES               886.3       841.3     477.3       434.6
PROVISION FOR INCOME TAXES      311.9       309.6     165.3       163.7
                             --------    --------  --------    --------

NET EARNINGS                 $  574.4    $  531.7  $  312.0    $  270.9
                             ========    ========  ========     =======





    See notes to consolidated interim financial statements.
            ASSOCIATES CORPORATION OF NORTH AMERICA
                   CONSOLIDATED BALANCE SHEET
        (Dollars In Millions, Except Share Information)

                                                  June 30   December 31
                                                    2000       1999
                                                 ---------  -----------
                                                (Unaudited)
                             ASSETS

CASH AND CASH EQUIVALENTS                        $   361.6   $   333.3
INVESTMENTS IN DEBT AND EQUITY SECURITIES          3,514.3     2,666.9
FINANCE RECEIVABLES, net of unearned finance
 income, allowance for losses and insurance
 policy and claims reserves                       47,587.7    47,517.5
NOTES RECEIVABLE FROM AFFILIATES                  10,110.1     5,975.4
OTHER ASSETS                                       4,907.0     3,687.0
                                                 ---------   ---------
    Total assets                                 $66,480.7   $60,180.1
                                                 =========   =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                               $19,413.4   $13,672.9
  Bank Loans                                           -         990.7
ACCOUNTS PAYABLE AND ACCRUALS                      1,124.8     1,398.9
LONG-TERM DEBT
  Senior Notes                                    35,337.6    34,413.1
  Subordinated and Capital Notes                     455.2       425.2
                                                 ---------   ---------
                                                  35,792.8    34,838.3

STOCKHOLDERS' EQUITY
  Class B Common Stock, $100 par value,
   2,000,000 shares authorized, 1,000,000
   shares issued and outstanding                     100.0       100.0
  Common Stock, no par value, 5,000 shares
   authorized, 260 shares issued and
   outstanding, at stated value                       47.0        47.0
  Paid-in Capital                                  3,882.2     3,587.1
  Retained Earnings                                6,138.0     5,563.6
  Accumulated Other Comprehensive Loss               (17.5)      (18.4)
                                                 ---------    --------
    Total stockholders' equity                    10,149.7     9,279.3
                                                 ---------    --------
    Total liabilities and stockholders' equity   $66,480.7   $60,180.1
                                                 =========   =========

    See notes to consolidated interim financial statements.
            ASSOCIATES CORPORATION OF NORTH AMERICA
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Millions)
                          (Unaudited)

                                                    Six Months Ended
                                                        June 30
                                                   2000          1999
                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                  $   574.4    $   531.7
  Adjustments to reconcile net earnings for
   non-cash and other operating activities:
    Provision for losses on finance receivables     477.4        448.0
    Amortization of goodwill and other
     intangible assets                               40.7         35.4
    Depreciation and other amortization             138.5        100.4
    Other operating activities                     (619.7)      (240.7)
                                                ---------     --------
      Net cash provided from operating
       activities                                   611.3        874.8
                                                ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated                (17,715.0)   (21,153.0)
  Finance receivables liquidated                 15,457.5     20,100.5
  Acquisition of loan portfolios and other
   finance businesses, net                         (695.7)         -
  Sale of finance business and branches               -          643.9
  Proceeds from securitization of finance
   receivables                                    1,990.2          -
  (Increase) decrease in notes receivable
   from affiliates                               (4,690.0)     2,343.7
  Other investing activities                       (405.3)    (3,984.8)
                                                ---------    ---------
      Net cash used for investing
       activities                                (6,058.3)    (2,049.7)
                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                      6,979.6      7,217.3
  Retirement of long-term debt                   (5,991.8)    (3,954.4)
  Increase (decrease) in notes payable            4,363.6     (1,865.9)
  Other                                             125.6         (8.5)
                                                ---------    ---------
      Net cash provided from financing
       activities                                 5,477.0      1,388.5

EFFECT OF FOREIGN CURRENCY TRANSLATION
 ADJUSTMENTS ON CASH                                 (1.7)        (6.2)
                                                ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS                28.3        207.4

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                          333.3      2,720.4
                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   361.6    $ 2,927.8
                                                =========    =========

            See notes to consolidated interim financial statements.

            ASSOCIATES CORPORATION OF NORTH AMERICA
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

     Associates Corporation of North America (the "Company"), a Delaware corporation, is a wholly-owned subsidiary and the principal U.S.-based operating unit of Associates First Capital Corporation ("First Capital"). The Company is a leading diversified financial services organization providing finance, leasing, insurance and related services to consumers and businesses in the United States and Puerto Rico. All of the outstanding common stock of the Company is owned by First Capital. All shares of Class
B common stock are owned by Associates International Holding Corporation, a wholly-owned subsidiary of First Capital. Class B common stock is redeemable only at the option of the issuer.

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

     In the opinion of management, all adjustments, consisting only of normal, recurring accruals, necessary to present fairly the results of operations and financial position have been made. The financial position and results of operations as of and for any interim period are unaudited and not necessarily indicative of the results of operations for a full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.


NOTE 3 - SIGNIFICANT TRANSACTIONS

     In April 2000, First Capital acquired Arcadia Financial Ltd. ("Arcadia") for approximately $195 million which approximated the fair value of the intangible assets established in the acquisition. Arcadia had approximately $470 million in senior and subordinated notes at the time of the acquisition. At June 30, 2000, the Company managed approximately $3.4 billion of Arcadia's serviced assets originated and sold with servicing retained prior to the acquisition. Subsequent to the acquisition, First Capital contributed the assets and liabilities of Arcadia to the Company.

     The transaction described above was accounted for as a purchase. The results of operations are included in the consolidated results of the Company from the respective acquisition dates. The allocation of the purchase price for this transaction is based upon preliminary estimates and may be refined as additional information is available.


NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss), net of tax, are as follows (in millions):

                                                  June 30   December 31
                                                   2000        1999
                                                  -------   -----------
    Foreign currency translation adjustments      $ 58.8      $ 51.2
    Net unrealized loss on available-for-sale
     securities                                    (76.3)      (69.6)
                                                  -------     ------
      Accumulated other comprehensive loss        $(17.5)     $(18.4)
                                                  ======      ======

     Comprehensive income, net of tax, for the six- and three-month periods ended June 30, 2000 and 1999 consisted of the following components (in millions):

                                          Six Months Ended    Three Months Ended
                                              June 30             June 30
                                            2000        1999    2000          1999
                                            ----        ----    ----          ----
 Net earnings                              $574.4      $531.7  $312.0        $270.9
 Foreign currency translation adjustment      7.6        (6.2)   24.8          (4.8)
 Net unrealized loss on available-
  for-sale securities                        (6.7)      (15.6)  (12.3)        (13.3)
                                           ------      ------  ------        ------
   Total comprehensive income              $575.3      $509.9  $324.5        $252.8
                                           ======      ======  ======        ======

 NOTE 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Available-for-sale securities consist of retained securitization interests as well as bonds, notes and preferred stock and other equity securities. The Company classifies these securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at June 30, 2000 and December 31, 1999 was $3.5 billion and $2.6 billion, respectively. The amortized cost at June 30, 2000 and December 31, 1999 was $3.6 billion and $2.8 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in accumulated other comprehensive income.

NOTE 6 - FINANCE RECEIVABLES

     At June 30, 2000 and December 31, 1999, finance receivables consisted of the following (in millions):

                                               June 30      December 31
                                                 2000          1999
                                               -------      -----------
  Home equity                                  $22,858.2     $21,800.3
  Truck and truck trailer                       11,434.1      11,832.7
  Personal lending and retail sales
   finance                                       7,032.0       7,905.2
  Equipment                                      5,432.8       5,398.2
  Auto fleet leasing                             1,601.9       1,509.5
  Credit card                                       33.7          54.6
  Manufactured housing                               -            23.7
  Warehouse lending, government guaranteed
   lending and municipal finance                 1,420.9       1,242.5
                                               ---------     ---------

    Finance receivables net of unearned
     finance income of $4.1 billion and $4.0
     billion at June 30, 2000 and December
     31, 1999 ("net finance receivables")       49,813.6      49,766.7
  Allowance for losses on finance receivables   (1,407.4)     (1,408.4)
  Insurance policy and claims reserves            (818.5)       (840.8)
                                               ---------     ---------
    Finance receivables, net of unearned
     finance income, allowance for losses
     and insurance policy and claims
     reserves                                  $47,587.7     $47,517.5
                                               =========     =========

     In 2000, the Company has securitized and sold a home equity receivables portfolio and an automobile retail sales finance receivables portfolio totaling $2.3 billion and retained interests in the related securitization trusts approximating $400 million. Pre-tax gains of approximately $47 million were recorded on these transactions.

 NOTE 7 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables were (in millions):

                                       Six Months Ended      Year Ended
                                           June 30           December 31
                                      2000          1999         1999
                                      ----          ----         ----
  Balance at beginning of period    $1,408.4      $1,378.9   $ 1,378.9
    Provision for losses               477.4         448.0       943.2
    Recoveries on receivables
     charged off                        84.6          79.6       154.4
    Losses sustained                  (564.2)       (515.2)   (1,062.4)
    Reserves of receivables sold
     and held for sale                 (11.2)       (117.4)     (153.4)
    Reserves of acquired
     businesses and other               12.4         160.8       147.7
                                    --------      --------   ---------
Balance at end of period            $1,407.4      $1,434.7   $ 1,408.4
                                    ========      ========   =========

NOTE 8 - NOTES RECEIVABLE FROM AFFILIATES

     These notes are unsecured demand notes and generally bear interest at floating rates. The weighted average interest rate at June 30, 2000 was 5.9%. During the six-month period ended June 30, 2000, net interest income on notes receivable from related parties, net of notes payable to related parties, was approximately $224.9 million.

NOTE 9 - OTHER ASSETS

     The components of other assets at June 30, 2000 and December 31, 1999 were as follows (in millions):

                                            June 30        December 31
                                              2000            1999
                                            -------        -----------
  Goodwill                                  $1,803.3        $1,727.5
  Notes and other receivables                  802.8           503.0
  Finance receivables held for sale
   or securitization, net                      515.6             -
  Other intangible assets, net                 480.5           385.0
  Collateral held for resale                   442.2           303.9
  Property and equipment                       335.2           296.2
  Relocation client advances                   235.3           185.4
  Other                                        292.1           286.0
                                            --------        --------
    Total other assets                      $4,907.0        $3,687.0
                                            ========        ========

 NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to foreign currency forward exchange, currency swap, interest rate swap, interest rate option, and treasury futures and option contracts. All of these instruments are held for purposes other than trading.

     Foreign currency forward exchange agreements have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated net investments. Under these agreements, the Company is obligated to deliver specific foreign currencies in exchange for United States dollars at varying times over the next year. The aggregate notional amount of these agreements at June 30, 2000 was $546.0 million. The fair value of such agreements at June 30, 2000 would have been an asset of $3.4 million.

     Foreign currency swap agreements have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next four years. The aggregate notional amount of these agreements at June 30, 2000 and December 31, 1999 was $6.5 billion and $5.3 billion, respectively. The fair value of such agreements at June 30, 2000 and December 31, 1999 would have been a liability of $263.6 million and $250.9 million, respectively.

     Interest rate swap and interest rate option agreements are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap agreements at June 30, 2000 and December 31, 1999 was $11.5 billion and $7.5 billion, respectively. The fair value of such agreements at June 30, 2000 and December 31, 1999 would have been a liability of $54.7 million and $53.6 million, respectively. The aggregate notional amount of interest rate option agreements at June 30, 2000 was $1.5 billion. The fair value of such agreements at June 30, 2000 would have been an asset of $1.2 million. Interest rate swap and interest rate option agreements mature on varying dates over the next 30 years.

     Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments. The aggregate notional amount of futures and options contracts at June 30, 2000 and December 31, 1999 was $308.9 million and $536.2 million, respectively. The fair value of these contracts at June 30, 2000 and December 31, 1999 would have been a liability of $1.9 million and an asset of $12.4 million, respectively. Such contracts mature on varying dates through 2000.

     Municipal bond futures are used to minimize fluctuations in the value of municipal bond investments. The aggregate notional amount of municipal bond futures contracts at June 30, 2000 and December 31, 1999 was $243.7 million and $180.1 million, respectively. The fair value of these contracts at June 30, 2000 and December 31, 1999 would have been a liability of $5.0 million and an asset of $2.4 million, respectively. Such contracts mature on varying dates through 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis has been prepared in accordance with General Instruction H.(2)(a) to Form 10-Q, and should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.


Results of Operations

     The discussion that follows includes amounts reported in the historical financial statements ("Owned Basis") adjusted on a pro forma basis to include certain effects of receivables held for securitization and receivables sold with servicing retained ("Managed Basis"). This presentation also excludes the serviced assets of Arcadia originated and sold with serving retained prior to the acquisition of Arcadia by First Capital and subsequent contribution to the Company. Prior to the second quarter of 2000, the Company discussed the results of operations on an Owned Basis. Management believes the discussion of Managed Basis information is useful in evaluating the Company's operating performance due to increased securitization activity during 1999 and 2000. Prior period amounts have been restated to reflect the current period presentation. On an Owned Basis, the net earnings on the Company's retained securitization interests and receivables held for sale or securitization, as well as gains from subsequent sales in revolving securitization structures, are included in servicing related income in the consolidated statement of earnings. On a Managed Basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold. The initial gains recorded on securitization transactions are recorded in investment and other income on both an Owned and Managed Basis.


     The following tables contain selected Managed Basis financial information (in millions):

                             Six Months Ended June 30    Three Months Ended June 30
                                 2000          1999           2000          1999
                                 ----          ----           ----          ----
Finance charges               $ 3,130.0     $ 3,049.7      $ 1,600.2     $ 1,528.2

Insurance premiums                199.6         189.2           95.4          94.0
  Investment and other income     647.0         487.9          376.9         240.3
                              ---------     ---------      ---------     ---------
    Total revenue               3,976.6       3,726.8        2,072.5       1,862.5


Interest expense                1,641.7       1,447.7          863.8         724.9

Operating expenses                878.2         897.6          438.2         436.0

Provision for losses              486.3         465.6          252.1         229.0

Insurance benefits paid
 or provided                       84.1          74.6           41.1          38.0
                              ---------     ---------      ---------     ---------
    Total expenses              3,090.3       2,885.5        1,595.2       1,427.9
                              ---------     ---------      ---------     ---------

Earnings before provision
 for income taxes                 886.3         841.3          477.3         434.6

Provision for income taxes        311.9         309.6          165.3         163.7
                              ---------     ---------      ---------     ---------
Net earnings                  $   574.4     $   531.7      $   312.0     $   270.9
                              =========     =========      =========     =========



                               June 30     December 31
                                2000         1999
                            ----------    ------------
Net Finance Receivables
  End of period              $54,604.0     $52,373.0
  Average                     53,229.8      50,525.1

Total Assets
  End of period              $69,956.9     $62,391.6
  Average                     65,999.0      62,389.7


Net Earnings

     Net earnings on an Owned and Managed Basis for the six- and three-month periods ended June 30, 2000 were $574.4 million and $312.0 million, respectively, compared to $531.7 million and $270.9 million for the same periods in the previous year. The primary factors affecting earnings and the Company's operating results are discussed below.


Finance Charges

     Finance charge revenue on a Managed Basis increased for the six- and three-month periods ended June 30, 2000, compared to the same periods in the prior year, principally as a result of growth in average managed finance receivables outstanding. Finance charge revenue as a percentage of average managed finance receivables was 11.76% and 11.89% for the six- and three-month periods ended June 30, 2000, respectively, as compared to 12.29% and 12.33% for the comparable periods in 1999. A shift in product mix towards more secured portfolios was the primary cause for the decrease, as secured portfolios generally have lower finance charge rates than unsecured receivables.


Interest Expense

     Managed Basis interest expense increased to $1.6 billion and $863.8 million for the six- and three-month periods ended June 30, 2000, respectively, compared to $1.4 billion and $724.9 million for the same periods in 1999. This increase was primarily due to an increase in average debt outstanding for each of the comparative periods. The increase in average debt outstanding principally resulted from the growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. In addition, an increase in the Company's total average borrowing rate in both comparable periods also contributed to the increase.


Net Interest Margin

      As a result of the factors discussed in the finance charges and interest expense sections above, Managed Basis net interest margin was $1.5 billion and $736.4 million for the six- and three-month periods ended June 30, 2000, respectively, compared to $1.6 billion and $803.3 million for the comparable periods in the prior year. The Company's Managed Basis net interest margin expressed as a ratio to average managed finance receivables was 5.59% and 5.47% for the six- and three-month periods ended June 30, 2000, respectively, compared to 6.46% and 6.48% for the comparable periods in the prior year.


Investment and Other Income

     Investment and other income, on a Managed Basis, increased to $647.0 million and $376.9 million for the six- and three-month periods ended June 30, 2000 compared to $487.9 million and $240.3 million for the prior year periods. These increases were primarily caused by the pre-tax gains on securitization of finance receivables as discussed in Note 6 to the consolidated financial statements, as well as, increases in investment income and fee income.


Operating Expenses

     Managed Basis operating expenses were $878.2 million and $438.2 million for the six- and three months ended June 30, 2000 as compared to $897.6 million and $436.0 million for the same periods in the prior year. Operating expenses as a percentage of average managed finance receivables ("Operating Expense Ratio") decreased to 3.30% and 3.26% for the six- and three-month periods ended June 30, 2000, compared to 3.62% and 3.52% in the prior year periods. Additionally, the Company's efficiency ratio, measured as the ratio of total Managed Basis operating expenses divided by total Managed Basis revenue net of Managed Basis interest expense and insurance benefits paid or provided decreased to 39.0% and 37.5% for the six- and three-month periods ended June 30, 2000 compared to 40.7% and 39.7% in the same periods in the prior year. The decline in these ratios primarily was the result of the second quarter 1999 sale of approximately $1.7 billion of the Company's participation in First Capital's private label credit card receivables. The private label credit card operations generally have higher operating costs than the Company's other finance operations.

Provision for Losses

     The Company's Managed Basis provision for losses increased to $486.3 million and $252.1 million for the six- and three-month periods ended June 30, 2000 from $465.6 million and $229.0 million for the comparable prior year periods. This was primarily due to an increase in the net losses on a dollar basis in the Company's managed home equity portfolio as a result of growth in that receivables portfolio. Accordingly, the Company's total Managed Basis net credit losses as a percentage of average managed finance receivables ("Loss Ratio") was 1.84% and 1.72% for the six- and three-month periods ended June 30, 2000 as compared to 1.83% and 1.84% for the comparable periods in 1999. The decline in the Loss Ratio for the three-month period ended June 30, 2000, as compared to the prior year period, primarily was due to lower loss rates in the Company's home equity and personal lending portfolios.


Financial Condition

      During the first six months of 2000, managed finance receivables increased by $2.2 billion to $54.6 billion. The increase in managed finance receivables was primarily caused by the Arcadia transaction described in Note 3 to the consolidated financial statements and growth in the home equity portfolio.

      Composite 60+days contractual delinquency declined to 2.45% of gross managed finance receivables at June 30, 2000, compared to 2.74% at December 31, 1999. This decline is primarily a result of lower delinquency rates in the Company's home equity and personal lending and retail sales finance portfolios.

      The allowance for losses on finance receivables was $1.4 billion at both June 30, 2000 and December 31, 1999. Accordingly, the allowance for losses to net finance receivables was 2.83% at both June 30, 2000 and December 31, 1999. The composite ratio of allowance for losses to trailing net credit losses ("Loss Coverage") declined to 1.48x at June 30, 2000 from 1.61x at December 31, 1999. The decline in the Loss Coverage ratio primarily was the result of a decline in losses since the fourth quarter of 1999.

      Company management believes the allowance for losses at June 30, 2000 is sufficient to provide adequate coverage against losses in its portfolios.


Liquidity and Capital Resources

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital and interest rate risk. The Company has a formal process for managing its liquidity to ensure that funds are available to meet the Company's commitments.

     The Company's principal sources of cash are proceeds from the issuance of short- and long-term debt, cash provided from the Company's operations and asset securitizations. While First Capital has made periodic capital contributions to the Company in the past, no assurance can be made with respect to future capital contributions by First Capital to the Company. Nevertheless, management believes that the Company has available sufficient liquidity to support its operations from a combination of cash provided from operations, external borrowings and asset securitizations. At June 30, 2000, the Company maintained an effective shelf registration statement for the issuance of debt related securities with remaining capacity of $1.1 billion. In July 2000, the Company filed a shelf registration statement for the issuance of debt related securities with a capacity of $16.1 billion.

     A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manage its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's operations principally are funded through domestic and international borrowings and asset securitizations.

      At June 30, 2000, the Company had short- and long-term debt outstanding of $19.4 billion and $35.8 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued by the Company in the United States and abroad. During the six months ended June 30, 2000 and 1999, the Company raised debt aggregating $7.0 billion and $7.2 billion, respectively, through public and private offerings.

      Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its commercial paper program. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At June 30, 2000, these credit facilities were allocated to provide at least 75% backup coverage of the Company's recurring commercial paper borrowings. Under a debt covenant associated with a syndicated credit facility, the Company requires a minimum tangible net worth of $3.5 billion. At June 30, 2000, the Company's tangible net worth, as defined in the syndicated credit facility, was approximately $8.3 billion. In addition, the Company has access to other sources of liquidity such as the issuance of capital securities and asset securitizations. The Company's securitization transactions to date have been limited to the home equity and auto related asset classes.

      Certain debt issues are subject to put or call redemption provisions whereby repayment may be required prior to the maturity date. As applicable, the amount of the option premium received by the Company is deferred and
amortized over the expected life.   Additionally, the Company has written put
options in aggregate of up to $3.3 billion principal amounts of certificates backed by finance receivables which requires it, under certain circumstances, to purchase, upon request of the holder, the securities issued. The Company has recorded a liability of $19 million in connection with these options.

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"). This Statement which is an amendment to SFAS 133, addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. Subsequent to evaluating the impact of the amendment, the Company has completed the process of evaluating various strategies which management believes will qualify for hedge accounting treatment under SFAS 133. During the remainder of the year, the Company will transition to new strategies and systems as necessary in order to be fully compliant. The balance sheet of the Company will be impacted as this Statement requires companies to record
derivatives on the balance sheet measured at fair value.   It is not
anticipated that the implementation of the statement will cause a material impact to the income statement. This statement will be effective for the Company for the 2001 fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks related to fluctuations in interest rates. he discussion that follows reflects material changes in the "Quantitative and Qualitative Disclosure About Market Risk" reported at year end, and, as such, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Estimated amounts generated from the analysis that follows are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to changes in the Company's product and debt mix and developments in the global financial markets.

Interest Rate Risk   Managed Basis

      Interest rate risk is measured and controlled through the use of static gap analysis and financial forecasting, both of which incorporate assumptions about future events. At June 30, 2000, the one-year gap was a positive 9%, as compared to a positive 6% and 11% at March 31, 2000 and December 31, 1999, respectively. A positive one-year gap indicates that a greater percentage of assets versus liabilities will reprice within a one-year time frame.

      The Company also uses a simulation model to evaluate the impact on earnings. For an immediate 1% increase in rates, projected annual after-tax earnings on managed assets would have declined by 1% at both June 30, 2000 and March 31, 2000 and increased by 2% at December 31, 1999. An immediate 1% rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not currently represent the Company's view of future market developments.

      For purposes of the United States Securities and Exchange Commission disclosure requirements, the Company has also performed an enterprise-wide value at risk ("VAR") analysis of the Company's Managed assets and liabilities and their exposure to changes in interest rates. At June 30, 2000, interest rate movements would affect annual after-tax earnings by $28 million, as compared to $21 million and $8 million at March 31, 2000 and December 31, 1999, respectively, as calculated under the VAR methodology.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Federal Trade Commission has referred to the Department of Justice its investigation into the pricing practices of Detroit area mortgage brokers doing business with a Company subsidiary in 1995 and 1996. The FTC has asked the Justice Department to consider whether to file a lawsuit against the Company for alleged broker loan pricing disparities based on race. Even if the Justice Department files suit against the Company, the Company does not believe any such suit, even if decided against the Company, would have a material effect on the Company's financial condition or results of operations.

    In addition, the Company, like many other companies that operate in regulated businesses, is from time to time the subject of various governmental inquiries and investigations. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for further information.

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

     The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1999 the cautionary statements found on page 21-22 of such Form 10-K.
















ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

            (12) Computation of Ratio of Earnings to Fixed Charges.

            (27) Financial Data Schedule.

        (b)  Reports on Form 8-K

              During the second quarter ended June 30, 2000, the Company filed Current Reports on Form 8-K dated April 3, May 5, and June 23, 2000
       (2) (related to a debt issuance or registration pursuant to Rule
       415); April 14, 2000 (announcing earnings for the first quarter of
       2000); and May 3, 2000 (announcing the Company publicly released a
       1999 annual report supplement containing financial information and key data as of and for the years ended December 31,1995 through
       1999).

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                August 10, 2000

                                ASSOCIATES CORPORATION OF NORTH AMERICA
                                              (registrant)




                                By: /s/David J.  Keller
                                    --------------------------
                                    Executive Vice President
                                    and Principal Accounting Officer