Form 10-Q
period 2000-09-30
ASSOCIATES CORPORATION OF NORTH AMERICA
filed 2000-11-14
CIK 7973

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 2000

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
                           (Unaudited)

                               Nine Months Ended     Three Months Ended
                                  September 30          September 30
                               2000         1999     2000          1999
                               ----         ----     ----          ----
 REVENUE
   Finance charges           $6,922.1     $6,422.0  $2,404.3    $2,166.7
   Servicing related income   1,441.3        828.6     502.7       329.8
   Insurance premiums           850.2        779.5     300.2       266.5
   Investment and other
    income                      842.3        616.0     310.2       202.2
                            ---------     --------  --------    --------
                             10,055.9      8,646.1   3,517.4     2,965.2

 EXPENSES
   Interest expense           2,922.5      2,510.7   1,061.5       855.4
   Operating expenses         3,054.0      2,722.6   1,067.6       909.2
   Provision for losses on
    finance receivables       1,342.3        990.5     478.2       327.2
   Insurance benefits paid
    or provided                 435.7        330.2     166.2       111.3
                             --------     --------  --------   ---------
                              7,754.5      6,554.0   2,773.5     2,203.1
                             --------     --------  --------    --------

 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES            2,301.4      2,092.1     743.9       762.1
 PROVISION FOR INCOME TAXES     823.1        781.4     253.3       277.2
                             --------     --------  --------    --------

 NET EARNINGS                $1,478.3     $1,310.7  $  490.6    $  484.9
                             ========     ========  ========    ========








                      See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
                    CONSOLIDATED BALANCE SHEET
         (Dollars In Millions, Except Per Share Amounts)

                                               September 30  December 31
                                                   2000         1999
                                               ------------  -----------
                                               (Unaudited)
                              ASSETS


 CASH AND CASH EQUIVALENTS                        $ 2,198.6   $ 1,102.2
 INVESTMENTS IN DEBT AND EQUITY SECURITIES          9,043.2     6,584.8
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for losses and
  insurance policy and claims reserves             65,919.0    62,147.0
 NOTES RECEIVABLE FROM RELATED PARTIES              8,791.1         -
 OTHER ASSETS                                      10,599.2     8,348.8
                                                  ---------   ---------

     Total assets                                 $96,551.1   $78,182.8
                                                  =========   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                               $30,303.8   $16,366.1
   Bank Loans                                         458.1     1,231.5
 NOTES PAYABLE DUE TO RELATED PARTIES               5,758.7     3,189.6
 ACCOUNTS PAYABLE AND ACCRUALS                      4,742.3     4,001.2
 LONG-TERM DEBT
   Senior Notes                                    42,797.5    39,534.7
   Subordinated and Capital Notes                     425.2       425.2
                                                   --------   ---------
                                                   43,222.7    39,959.9

 MINORITY INTEREST IN EQUITY OF CONSOLIDATED
   SUBSIDIARY                                          76.7         -

 STOCKHOLDERS' EQUITY
   Class B Common Stock, $100 par value,
    2,000,000 shares authorized, 1,000,000
    shares issued and outstanding                     100.0       100.0
   Common Stock, no par value, 5,000 shares
    authorized, 260 shares issued and
    outstanding, at stated value                       47.0        47.0

   Paid-in Capital                                  6,405.8     6,106.3
   Retained Earnings                                5,558.0     7,126.7
   Accumulated Other Comprehensive Income            (122.0)       54.5
                                                  ---------   ---------
     Total stockholders' equity                    11,988.8    13,434.5
                                                  ---------   ---------
     Total liabilities and stockholders' equity   $96,551.1   $78,182.8
                                                  =========   =========





           See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)
                           (Unaudited)

                                                      Nine Months Ended
                                                         September 30
                                                      2000          1999
                                                      ----          ----

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                     $ 1,478.3    $ 1,310.7
   Adjustments to reconcile net earnings for
    non-cash and other operating activities:
     Provision for losses on finance receivables      1,342.3        990.5
     Amortization of goodwill and other
      intangible assets                                 187.2        142.3
     Depreciation and other amortization                328.8        199.6
     Other operating activities                         345.1       (341.9)
                                                    ---------    ---------
       Net cash provided from operating activities    3,681.7      2,301.2
                                                    ---------    ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated                   (40,736.5)   (42,833.6)
   Finance receivables liquidated                    32,450.5     37,517.1
   Acquisition of loan portfolios and other
    finance businesses, net                          (3,814.5)    (1,444.8)
   Proceeds from securitization of finance
    receivables                                       3,694.9        649.0
   Sale of finance businesses and branches                -        1,002.8
   Increase in notes receivable from related
    parties                                          (9,195.9)    (2,337.2)
   Other investing activities                           573.5        225.0
                                                     --------      -------
       Net cash used for investing activities       (17,028.0)    (7,221.7)
                                                     --------      -------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                        11,292.5      9,404.4
   Retirement of long-term debt                      (9,301.1)    (6,233.9)
   Increase (decrease) in notes payable              12,765.3     (3,267.9)
   Increase in notes payable to related parties       2,657.5      2,057.8
   Cash dividends                                    (3,075.8)        (8.4)
   Cash contribution from parent                        129.9        392.5
                                                     --------     --------
       Net cash provided from financing
        activities                                   14,468.3      2,344.5
                                                    ---------     --------

 EFFECT OF FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS ON CASH                                   (25.6)        89.5

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     1,096.4     (2,486.5)

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           1,102.2      3,790.1
                                                    ---------    ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 2,198.6    $ 1,303.6
                                                    =========    =========

                  See notes to consolidated financial statements.

             ASSOCIATES CORPORATION OF NORTH AMERICA
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - THE COMPANY

      Associates Corporation of North America (the "Company"), a Delaware corporation, is a wholly-owned subsidiary and principal U.S.-based operating unit of Associates First Capital Corporation ("First Capital"). The Company is a leading diversified finance organization providing finance, leasing, insurance and related services to consumers and businesses in the United States and internationally. All of the outstanding common stock of the Company is directly or indirectly owned by First Capital.

      In August 2000, First Capital contributed several of its wholly-owned subsidiaries to the Company. The consolidated financial statements of the Company have been restated retroactively to reflect the results of these contributions in a manner similar to a pooling-of-interests in accordance with generally accepted accounting principles. Accordingly, the September 30, 1999 financial statements have been restated to conform to the current period presentation.

      In September 2000, the First Capital and Citigroup Inc. announced they had entered into a definitive merger agreement. Pursuant to an Agreement and Plan of Merger dated as of October 6, 2000 (the "Agreement"), First Capital and Citigroup Inc. have agreed to merge a wholly-owned subsidiary of Citigroup Inc. with and into First Capital . Under the Agreement, holders of First Capital common stock will receive 0.7334 shares of Citigroup Inc. common stock for each share of First Capital's common stock. The merger is expected to be completed prior to December 31, 2000. Upon consummation of the merger, First Capital will become an indirect wholly-owned subsidiary of Citigroup Inc.


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

      In the opinion of the management, all adjustments, consisting only of normal, recurring accruals, necessary to present fairly the results of operations and financial position have been made. The financial position and results of operations as of and for any interim period are unaudited and not necessarily indicative of the results of operations for a full year. These consolidated interim financial statements should be read in conjunction with the restated consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Form 8-K dated August 30, 2000.

      The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.


 NOTE 3 - SIGNIFICANT TRANSACTIONS

      In April 2000, the Company acquired the common stock of Arcadia Financial Ltd. ("Arcadia") for $195 million which approximated the fair value of the intangible assets established in the acquisition. Arcadia had approximately $470 million in senior and subordinated notes at the time of the acquisition. At September 30, 2000, the Company managed approximately $3.0 billion of Arcadia's serviced assets originated and sold with servicing retained prior to the acquisition. In addition, the Company continues to securitize new originations.

      In September 2000, the Company acquired a 73% interest (22% of which was transferred to the Company from escrow on October 20, 2000) in Unimat Life Kabushiki Kaisha ("Unimat") for approximately $0.6 billion. The balance sheet reflects the minority interest in equity of consolidated subsidiary. Goodwill and other intangibles were approximately $0.3 billion. At the time of the acquisition, the fair market value of Unimat's net assets was approximately $0.4 billion. The Company expects to acquire the remaining minority interest, as set forth in the purchase agreement, in the first quarter of 2001.

      All of the transactions described above were accounted for as purchases. The results of operations are included in the consolidated results of the Company from the respective acquisition dates. The allocation of the purchase price for these transactions is based upon preliminary estimates and may be refined as additional information is available.

      In January 2000, First Capital, through its subsidiary, Associates National Bank ("ANB"), entered into an agreement with KeyCorp, under which the companies will jointly manage KeyCorp's credit card program. Additionally, First Capital acquired KeyCorp's credit card receivables portfolio with a fair market value of $1.3 billion and intangible assets, primarily related to customer lists and operating agreements, of approximately $350 million for $1.7 billion. Although ANB maintains the relationship with Keycorp, the Company receives revenues from participation rights which were transferred to the Company as part of the August 30, 2000 contribution from First Capital.

      In July 2000, First Capital completed the purchase of approximately $0.6 billion in credit card receivables from Zale Corporation ("Zale") and entered into an operating agreement for Zale's on-going credit card business. These receivables were participated to the Company through a participation agreement with a subsidiary of First Capital.


 NOTE 4 - COMPREHENSIVE INCOME (LOSS)

      The components of accumulated other comprehensive income (loss), net of tax, are as follows (in millions):

                                                   September 30  December 31
                                                       2000         1999
                                                   ------------  -----------

   Foreign currency translation adjustments          $ (32.2)      $ 144.9
   Net unrealized loss on available-for-sale
    securities                                         (89.8)        (90.4)
                                                     -------       -------
     Accumulated other comprehensive (loss) income   $(122.0)      $  54.5
                                                     =======       =======

</TABLE

      Comprehensive income, net of tax, for the nine- and three-month periods ended September 30, 2000 and 1999 consisted of (in millions):


                                   Nine Months Ended     Three Months Ended
                                     September 30          September 30
                                    2000       1999      2000        1999
                                    ----       ----      ----        ----
   Net earnings                   $1,478.3  $1,310.7    $490.6      $484.9
   Foreign currency translation
    adjustments                     (177.1)     (3.0)    (59.2)       16.3
   Net unrealized gain (loss) on
    available-for-sale securities      0.6     (32.0)     15.2         5.9
                                  --------  --------    ------      ------
     Total Comprehensive income   $1,301.8  $1,275.7    $446.6      $507.1
                                  ======== =========    ======      ======


 NOTE 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

      Available-for-sale securities consist of retained securitization interests, bonds, notes and preferred stock and other equity securities primarily held by the Company's insurance subsidiaries. Accordingly, the Company classifies these debt and equity securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at September 30, 2000 and December 31, 1999 was $9.0 billion and $6.6 billion, respectively. The amortized cost at September 30, 2000 and December 31, 1999 was $9.1 billion and $6.7 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in other comprehensive income.


 NOTE 6 - FINANCE RECEIVABLES

      At September 30, 2000 and December 31, 1999, finance receivables consisted of the following (in millions):

                                                  September 30   December 31
                                                      2000          1999
                                                  ------------   -----------
  Home equity                                      $27,233.3     $24,893.2
  Personal lending and retail sales finance         17,536.0      15,999.3
  Truck and truck trailer                           12,404.7      13,130.3
  Equipment                                          6,159.9       6,301.4
  Auto fleet leasing                                 2,196.5       2,070.1
  Credit card                                        1,793.6       1,427.2
  Manufactured housing                                   -            46.0
  Warehouse lending, government guaranteed
   lending and municipal finance                     1,825.0       1,320.0
                                                   ---------     ---------
    Finance receivables net of unearned finance
     income of approximately $5.0 billion and $4.7
     billion at September 30, 2000 and December
     31, 1999 ("net finance receivables")           69,149.0      65,187.5
  Allowance for losses on finance receivables       (2,178.0)     (2,054.6)
  Insurance policy and claims reserves              (1,052.0)       (985.9)
                                                   ---------     ---------
    Finance receivables, net of unearned finance
     income, allowance for credit losses and
     insurance policy and claims reserves          $65,919.0     $62,147.0
                                                   =========     =========

      During the nine months ended September 30, 2000, the Company securitized and sold home equity, credit card and automobile retail sales finance receivables portfolios totaling $4.4 billion and retained interests in the related securitization trusts totaling $794 million. Pre-tax gains of approximately $90 million were recorded on these transactions.

      In September 2000, the Company was notified by certain investors in its securitization transactions that such investors intended to exercise put options totaling approximately $2.0 billion during the fourth quarter of 2000.


 NOTE 7 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

      Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):


                                       Nine Months Ended      Year Ended
                                         September 30         December 31
                                       2000          1999         1999
                                       ----          ----         ----
   Balance at beginning of period    $2,054.6      $1,891.2   $ 1,891.2
     Provision for losses             1,342.3         990.5     1,375.6
     Recoveries on receivables
      charged off                       212.2         186.0       240.2
     Losses sustained                (1,396.2)     (1,157.7)   (1,593.1)
     Reserves of receivables sold
      or held for sale                 (112.9)       (151.2)     (187.2)
     Reserves of acquired
      businesses                         99.4         291.3
     Other                              (21.4)          1.8       327.9
                                     --------      --------   ---------
   Balance at end of period          $2,178.0      $2,051.9   $ 2,054.6
                                     ========      ========   =========

 NOTE 8 - RELATED PARTIES

      The notes receivable from related parties initially are structured as unsecured non-interest bearing lines of credit. If the amount advanced remains outstanding at month-end, such amount is automatically converted into an unsecured, interest bearing demand note. The weighted average interest rate at September 30, 2000 and 1999 was 7.69% and 7.17%, respectively. During the nine month period ended September 30, 2000 and 1999, interest income on notes receivable from related parties was $289.3 million and $217.8 million, respectively.

      The notes payable to related parties initially are structured as unsecured non-interest bearing lines of credit. If the amount advanced remains outstanding at month-end, such amount is automatically converted into an unsecured, interest bearing demand note. The weighted average interest rate at September 30, 2000 and 1999 was 5.91% and 5.38%, respectively. During the nine month period ended September 30, 2000 and 1999, interest expense on notes payable to related parties was $347.4 million and $90.2 million, respectively.

NOTE 9 - OTHER ASSETS

      The components of other assets at September 30, 2000 and December 31, 1999 were as follows (in millions):

                                             September 30   December 31
                                                 2000          1999
                                             ------------   -----------
   Goodwill                                    $ 3,810.6     $3,581.7
   Notes and other receivables                   2,248.7      1,905.9
   Other intangible assets                       1,926.1      1,359.4
   Finance receivables held for sale or
    securitization                                 913.4        153.0
   Collateral held for resale                      595.4        372.5
   Property and equipment                          584.9        491.4
   Relocation client advances                      287.5        185.4
   Other                                           232.6        299.5
                                               ---------     --------
     Total other assets                        $10,599.2     $8,348.8
                                               =========     ========

 NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments to hedge specific exposures as part of its risk management program. The Company hedges its yen denominated net investment in its Japanese subsidiaries through the use of forward contracts. Other instruments currently used by the Company are currency swap, interest rate swap, interest rate option, municipal bond and treasury futures and option contracts. All of these instruments are held for purposes other than trading. The Financial Accounting Standards Board has issued new standards for accounting for derivative transactions to become effective in 2001. The Company has not completed its analysis of the impact this pronouncement will have on future operating results.

      Foreign currency forward exchange agreements have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated net investments. Under these agreements, the Company is obligated to deliver specific foreign currencies in exchange for United
 States dollars at varying times over the next year. The aggregate notional amount of these agreements was $5.3 billion and $2.8 billion at September
 30, 2000 and December 31, 1999, respectively. The fair value of such agreements at September 30, 2000 and December 31, 1999 would have been an asset of $19.0 million and a liability of $389.0 million, respectively.

      Foreign currency swap agreements have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligate to exchange specific foreign currencies at varying times over the next 4 years. The aggregate notional amount of these agreements at September 30, 2000 and December 31, 1999 was $5.6 billion and $5.9 billion, respectively. The fair value of such agreements at September 30, 2000 and December 31, 1999 would have been a liability of $330.0 million and $307.9 million, respectively.

      Interest rate swap and interest rate option agreements are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and securitization transactions. The aggregate notional amount of interest rate swap agreements at September 30, 2000 and December 31, 1999 was $15.7 billion and $9.2 billion, respectively. The fair value of such agreements at September 30, 2000 and December 31, 1999 would have been a liability of $95.3 million and $46.3 million, respectively. The aggregate notional amount of interest rate option agreements at September 30, 2000 was $1.5 billion. The fair value of such agreements at September 30, 2000 would have been a liability of $5.2 million. Interest rate swap and interest rate option agreements mature on varying dates over the next 30 years.

      Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments. The aggregate notional amount of futures and option contracts at September 30, 2000 and December 31, 1999 was $306.5 million and $536.2 million, respectively. The fair value of these contracts would have been a liability of $0.4 million and an asset of $12.4 million at September 30, 2000 and December 31, 1999, respectively. Such contracts mature on varying dates through 2000.

      Municipal bond futures are used to minimize fluctuations in the value of municipal bond investments. The aggregate notional amount of municipal bond futures contracts at September 30, 2000 and December 31, 1999 was $261.6 million and $180.1 million, respectively. The fair value of these contracts would have been an asset of $2.7 million at September 30, 2000 and $2.4 million at December 31, 1999. Such contracts mature over varying dates through December 2000.

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


      The following tables contain selected Managed Basis financial information (in millions):

                                   Nine Months Ended           Three Months Ended
                                     September 30                 September 30
                                  2000          1999           2000          1999
                                  ----          ----           ----          ----
 Finance charges               $ 9,358.6     $ 7,885.5      $ 3,271.5     $ 2,703.5
 Insurance premiums                850.2         779.5          300.2         266.5
 Investment and other income       842.3         616.0          310.2         202.2
                               ---------     ---------      ---------     ---------
     Total revenue              11,051.1       9,281.0        3,881.9       3,172.2

 Interest expense                3,381.3       2,661.6        1,235.8         913.9
 Operating expenses              3,054.0       2,722.6        1,067.6         909.2
 Provision for losses            1,878.7       1,474.5          668.4         475.7
 Insurance benefits paid
  or provided                      435.7         330.2          166.2         111.3
                               ---------     ---------      ---------     ---------
     Total expenses              8,749.7       7,188.9        3,138.0       2,410.1
                               ---------     ---------      ---------     ---------

 Earnings before provision
  for income taxes               2,301.4       2,092.1          743.9         762.1
 Provision for income taxes        823.1         781.4          253.3         277.2
                               ---------     ---------      ---------     ---------
 Net earnings                  $ 1,478.3     $ 1,310.7      $   490.6     $   484.9
                               =========     =========      =========     =========

                             September 30   December 31
                                 2000         1999
                             ------------   -----------

 Net Finance Receivables
   End of period             $ 86,728.6     $77,139.3
   Average                     81,330.8      73,301.0

 Total Assets
   End of period             $108,229.4     $86,944.3
   Average                     96,983.7      84,263.8
</TABLE

 Net Earnings

      Net earnings on an Owned and Managed Basis for the nine- and three-month periods ended September 30, 2000 were $1.5 billion and $491 million, respectively, compared to $1.3 billion and $485 million for the same periods in the previous year. The primary factors affecting earnings and the Company's operating results are discussed below.


 Finance Charges

      Finance charge revenue on a Managed Basis increased for the nine- and three-month periods ended September 30, 2000, compared to the same periods in the prior year, principally as a result of growth in average managed finance receivables outstanding. Finance charge revenue as a percentage of average managed finance receivables was 15.34% and 15.51% for the nine- and three-month periods ended September 30, 2000, respectively, as compared to 14.62% and 14.86% for the comparable periods in 1999. The increase in the Finance Charge Ratio principally was due to higher new business yields in response to the rising interest rate environment and a shift in product mix to business activities with higher finance charge rates.


 Interest Expense

 Managed Basis interest expense increased to $3.4 billion and $1.2 billion for the nine- and three-month periods ended September 30, 2000, respectively, compared to $2.7 billion and $914 million for the same periods in 1999. This increase was primarily due to an increase in average debt outstanding for each of the comparative periods. The increase in average debt outstanding principally resulted from the growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. Additionally, the Company's total average borrowing rate increased from 5.42% for the nine months ended September 30, 1999 to 5.64% for the nine months ended
 September 30, 2000.


 Net Interest Margin

  As a result of the factors discussed in the finance charges and interest expense sections above, Managed Basis net interest margin was $6.0 billion and $2.0 billion for the nine- and three-month periods ended
 September 30, 2000, respectively, compared to $5.2 billion and $1.8 billion for the comparable periods in the prior year. The Company's Managed Basis net interest margin expressed as a ratio of average managed finance receivables was 9.80% and 9.65% for the nine- and three-month periods ended
 September 30, 2000, respectively, compared to 9.69% and 9.84% for the comparable periods in the prior year.


 Investment and Other Income

  Investment and other income, on a Managed Basis, increased to $842 million and $310 million for the nine- and three-month periods ended
 September 30, 2000 compared to $616 million and $202 million for the prior year periods. The increase in investment and other income primarily is related to an increase in interest income on notes receivable from related parties, investment income, fee related income and securitization gains of $90 million as discussed in Note 6 to the consolidated financial statements.


 Operating Expenses

  Managed Basis operating expenses were $3.1 billion and $1.1 billion for the nine- and three months ended September 30, 2000 as compared to $2.7 billion and $909 million for the same periods in the prior year. Operating expenses as a percentage of average managed finance receivables ("Operating
 Expense Ratio") changed to 5.01% and 5.06% for the nine- and three-month periods ended September 30, 2000, compared to 5.05% and 5.00% in the prior year periods. Additionally, the Company's efficiency ratio, measured as the ratio of total Managed Basis operating expenses divided by total
 Managed Basis revenue net of Managed Basis interest expense and insurance benefits paid or provided changed to 42.2% and 43.1% for the nine- and three-month periods ended September 30, 2000 compared to 43.3% and 42.4% in the same periods in the prior year. The increase in the ratios for the three months ended September 30, 2000 as compared to the prior year period primarily is the result of a $34 million pre-tax charge relating to change in control features of certain benefit plans of the Company resulting from the merger agreement with Citigroup Inc. The decline in the ratios for the nine months ended September 30, 2000 as compared to the prior year period primarily is related to the Avco integration and operating costs during 1999 and the pre-tax charge in the third quarter of 2000.


 Provision for Losses

  The Company's Managed Basis provision for losses increased to $1.9 billion and $668 million for the nine- and three-month periods ended
 September 30, 2000 from $1.5 billion and $476 million for the comparable prior year periods. The Company's total Managed Basis net credit losses as a percentage of average managed finance receivables ("Loss Ratio") was 2.82% and 2.85% for the nine- and three-month periods ended September 30, 2000 as compared to 2.70% and 2.63% for the comparable periods in 1999.
 The increase in the Loss Ratio was the result of increased losses in the Company's personal lending and sales finance and truck and truck trailer product lines.


 Provision for Income Taxes

  The estimated effective tax rate for the Company was revised to 36 percent for this year, down from 37 percent that was incorporated in the Company's results for the first half of the year. This revision reflects improved estimates of the Company's tax provisions based on a recent review of its domestic and international tax positions.


 Financial Condition

  During the first nine months of 2000, managed finance receivables increased $9.6 billion to $86.7 billion. The increase in managed finance receivables was primarily caused by the previously described acquisitions and internal growth in the home equity, credit card and personal lending and sales finance portfolios.

  Composite 60+days contractual delinquency declined to 2.60% of gross managed finance receivables at September 30, 2000, compared to 2.83% at December 31, 1999. This decline is primarily a result of lower delinquency rates in the Company's home equity and personal lending and retail sales finance portfolios.

  The allowance for losses on finance receivables was $2.2 billion at September 30, 2000 compared to $2.1 billion at December 31, 1999. The increase in allowance for losses resulted from a $4.0 billion increase in Owned Basis finance receivables to $69.1 billion at September 30, 2000, primarily caused by the acquisitions described above and growth in the home equity, credit card and personal lending and sales finance portfolios.

  Company management believes the allowance for losses at September 30, 2000 is sufficient to provide adequate coverage against losses in its portfolios.


 Liquidity and Capital Resources

  Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital and interest rate risk. The Company has a formal process for managing its liquidity to ensure that funds are available to meet the Company's commitments.

  The Company's principal sources of cash are proceeds from the issuance of short- and long-term debt, cash provided from the Company's operations and asset securitizations. While First Capital has made periodic capital contributions to the Company in the past, no assurance can be made with respect to future capital contributions by First Capital to the Company. Nevertheless, management believes that the Company has available sufficient liquidity to support its operations from a combination of cash provided from operations, external borrowings and asset securitizations. At September 30, 2000, the Company maintained an effective shelf registration statement for the issuance of debt related securities with remaining capacity of $16.1 billion.

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

  At September 30, 2000, the Company had short- and long-term debt outstanding of $30.8 billion and $43.2 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued by the Company in the United States and abroad. During the nine months ended
 September 30, 2000 and 1999, the Company raised debt aggregating $10.6 billion and $9.4 billion, respectively, through public and private offerings.

  Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its commercial paper program. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At September
 30, 2000, these credit facilities were allocated to provide at least 75% backup coverage of the Company's recurring commercial paper borrowings.
 Under a debt covenant associated with a syndicated credit facility, the Company requires a minimum tangible net worth of $3.5 billion. At
 September 30, 2000, the Company's tangible net worth, as defined in the syndicated credit facility, was approximately $8.2 billion. In addition, the Company has access to other sources of liquidity such as the issuance of capital securities and asset securitizations. The Company's securitization transactions to date have been limited to the home equity, credit card and auto related asset classes.

  In the third quarter of 2000, the Company paid a $3.0 billion dividend to First Capital.

  Certain debt issues are subject to put or call redemption provisions whereby repayment may be required prior to the maturity date.  As applicable, the amount of the option premium received by the Company is
 deferred and amortized over the expected life.   Additionally, the Company
 has written put options in aggregate of up to $3.3 billion principal amounts of certificates backed by finance receivables which requires it, under certain circumstances, to purchase, upon request of the holder, the securities issued. The Company has recorded a liability of $19 million in connection with these options.  In September 2000, the Company was notified by certain investors in its securitization transactions that such investors intended to exercise put options totaling approximately $2.0 billion during the fourth quarter of 2000.

  As part of its risk management activities, the Company hedges its net investment in its Japanese subsidiaries through the use of forward contracts to hedge the Yen denominated investment. The Financial
 Accounting Standards Board has issued new standards for accounting for derivative transactions to become effective in 2001. The company has not completed its analysis of the impact this pronouncement will have on future operating results.


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Management has no material changes to report from the disclosure set forth in the Company's Form 10-K for the year ended December 31, 1999.

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

     In addition, the Company, like many other companies that operate in regulated businesses, is from time to time the subject of various governmental inquiries and investigations. See Item 3 - "Legal Proceedings" on page 19 of the Form 8-K dated August 30, 2000 for further information.


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

  The Company hereby incorporates into this report by reference to its Form 8-K dated August 30, 2000 the cautionary statements found on page 4-5 of such Form 8-K.





 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

             (12) Computation of Ratio of Earnings to Fixed Charges.

             (27) Financial Data Schedule.

        (b)  Reports on Form 8-K

        During the third quarter ended September 30, 2000, Associates filed
        Current Reports on Form 8-K as of July 21, 2000 (announcing earnings for the second quarter of 2000); and September 8, 2000
        (announcing the contribution by First Capital of several of its subsidiaries to the Company).

                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 November 14, 2000

                                 ASSOCIATES CORPORATION OF NORTH AMERICA
                                               (registrant)




                                 By: /s/David J.  Keller
                                     --------------------------
                                     Executive Vice President
                                     and Principal Accounting Officer

